Form 10QSB
period 2000-03-31
PAYSTAR COMMUNICATIONS CORP
filed 2000-06-12
CIK 1080531

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            FORM 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 333-93919

PAYSTAR COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in charter)

NEVADA                                       86-0885565
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

1110 WEST KETTLEMAN LANE, SUITE 48, LODI, CA            95240
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (209) 339-0484

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such fling requirements for the past 90 days.   (1) Yes
[X]     No [   ]     (2)  Yes  [   ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 8, 2000, there were 6,636,200 shares of the Registrant's Common Stock outstanding.

      PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND  DECEMBER 31, 1999

                                               Mar 31, 2000     Dec 31, 1999
ASSETS
CURRENT ASSETS
     Cash                                       $    34,937     $    203,152
     Accounts receivable - Note 2                   278,876           61,314
     Inventory - Note 2                             995,140          667,972
     Total Current Assets                         1,308,953          932,438

PROPERTY AND EQUIPMENT - net of accumulated
depreciation                                        336,938          219,916

OTHER ASSETS
     Securities - available for sale - Note 3       100,000          100,000
     Advance deposits                                14,547           12,458
     Deferred interest on notes payable -
      related parties - Note 5                       91,322          121,765

                                                 $1,851,760      $ 1,386,577

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Contracts payable - Note 4                  $  656,643      $   346,934
     Notes payable - related parties - Note 5     1,908,700        1,370,650
     Accounts payable - related party                    --           20,000
     Accounts payable                               536,558          556,390
     Accrued interest payable - related parties
      - Note 5                                      102,441           50,373
     Total Current Liabilities                    3,204,342        2,344,347


STOCKHOLDERS' EQUITY
     Preferred stock
     10,000,000 shares authorized at $0.001 par
      value; none outstanding                            --               --
     Common stock
     100,000,000 shares authorized, at $0.001
      par value;
     6,636,200 shares issued and outstanding          6,636            6,636
     Capital in excess of par value                 906,881          906,881
     Accumulated deficit                         (2,266,099)      (1,871,287)
     Total Stockholders' Deficiency              (1,352,582)        (957,770)
                                                 $1,851,760       $1,386,577

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For  the Three Months Ended March 31, 2000 and 1999

                                                     Mar 31,          Mar 31,
                                                       2000             1999

REVENUES                                         $1,985,856      $   488,035

COST OF SALES AND SERVICES                        1,341,406          464,417

     Gross Profit                                   644,450           23,618

EXPENSES

     Administrative                                 612,916          145,278
     Sales                                          256,314           11,301
     Depreciation                                    21,414            7,624
     Interest                                       148,618            9,451

                                                  1,039,262          173,654

NET LOSS                                         $ (394,812)     $  (150,036)

NET LOSS PER COMMON SHARE

     Basic                                           $(.059)          $(.042)

AVERAGE OUTSTANDING SHARES

     Basic                                         6,636,200       3,581,200


The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 1999

                                                     Mar 31,          Mar 31,
                                                      2000             1999

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net loss                                     $(394,812)       $(150,036)

     Adjustments to reconcile net loss to
     net cash provided by operating activities

          Depreciation                               21,414            7,624
     Changes in inventory                          (327,168)               -
          Changes in accounts receivable           (217,562)          (5,083)
          Changes in deferred interest expenses      30,443                -
          Changes in accounts payable               321,945          161,228

     Net Increase (Decrease) in Cash From
     Operations                                    (565,740)          13,733

CASH FLOWS FROM INVESTING ACTIVITIES

     Deposits                                        (2,089)          (1,300)
      Purchase of equipment                        (138,436)          (9,031)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net proceeds from loans - related parties      538,050                -

     Net Change in Cash                            (168,215)           3,402

     Cash at Beginning of Period                    203,152                -

     Cash at End of Period                       $   34,937         $  3,402

NON CASH OPERATING AND INVESTING ACTIVITIES

     Issuance of 300,000 shares common capital
      stock for services - 1998                                     $150,000
     Issuance of 200,000 shares common capital
      stock for  investment - 1998                                   100,000
     Issuance of 115,000 shares common capital
      stock for services -1999                                        92,000

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

     The Company was incorporated under the laws of the state of Nevada on June 16, 1977, with the name "Soterco, Inc," with authorized common stock of 100,000 shares with a par value of $.25 and on September 11, 1997, the authorized common stock was increased from 100,000 shares to 100,000,000 shares with a par value of $0.001 in connection with a name change to "Sun Source, Inc." On October 12, 1998, the name was changed to PayStar Communications Corporation as part of the acquisition of PayStar Communications Inc. Effective December 21, 1999, the articles of incorporation were amended to authorize 10,000,000 shares of preferred stock at $0.001 par value.

     On August 22, 1997, The Company completed a forward stock split of one share of its outstanding stock for six shares and on November 30, 1998, a forward stock split of one share of outstanding stock for two shares. This report has been prepared showing after stock split shares from inception.

     On October 1, 1999, the Company acquired all of outstanding stock of U.S Cash Exchange, Inc.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

Recognition of Income

     PayStar Communications Inc. - subsidiary

     PayStar is in the business of servicing and maintaining 2,803 pay telephones for their owners, of which, 1,046 belong to related parties. The income is recognized when the cash is collected and deposited. The company pays the owners a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement.

     U. S. Cash Exchange - subsidiary

     U. S. Cash has developed and marketed an ATM scrip machine, as a
substitute   for an ATM cash-dispensing machine, which has been installed in various commercial locations. The scrip machine functions in a similar manner as the ATM cash machine except that, after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine, and that amount plus a transaction fee is charged against the user's bank account. The scrip can then be used to purchase merchandise in the store. The transactions are processed through a clearing house and the service charge is then paid to the participating entities. U. S. Cash usually receives about 57% of the services charges each month and is reported as income as received.

Recognition of Income

     U. S. Cash purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in the commercial locations. The completed location is then sold to an investor who then leases the location back to U. S. Cash. The sale by U. S. Cash is recorded when the purchase price is received from the investor. The sale and leasebacks are considered to be operating leases by U. S. Cash, with no excess profits being recognized. The lease commitments are shown in note 9.

Provision for doubtful accounts receivable

     A provisions for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable. On March 31, 2000, all accounts receivable are considered to be currently collectable.

Inventory

     Inventory is carried at cost and consists of scrip machines installed in operating commercial locations ready for sale, and the component parts for the machines ready to assemble for installation. The costs of the installations in commercial locations are averaged over all installations for the year and used to cost the ending inventory of installed locations ready for sale. Certain of the component parts, held in the warehouse, have been valued below cost because of required updating or for non-use in current installations.

Warranties on Sales of Installed Locations

     No provision for warranties for defective equipment is recognized on the installations because the Company has a policy of replacing the defective equipment and returning it the equipment manufacture who provides servicing at no charge to the Company.

Property and Equipment

     The equipment consists of machines used in processing coins, accessories, and office equipment. Depreciation is provided using the straight line method over three, five, and seven years.

                                       March 2000     Dec 1999

     Cost                                 413,797      277,583
     Accumulated Depreciation              76,859       57,667
     Net                                  336,938      219,916

Income Taxes

     On March 31, 2000, the Company had a net operating loss available for carry forward of $2,266,099. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.

     The loss carryforward will expire starting in the years 2018 through 2021.

The deferred tax benefit on March 31, 2000, follows:

     Tax from net loss carryforwards     $ 679,800
     Less valuation reserve                679,800
     Net tax benefit                             -

Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principals of Consolidation

     The consolidated financial statements shown in this report excludes the historical operating information of the parent before October 12, 1998, and includes the historical financial statements of the subsidiaries.

     All intercompany transactions have been eliminated.

Financial Instruments

     The carrying amounts of financial instruments, including the assets and liabilities shown in the balance sheet, are carried at their cost, and are considered by management to be their estimated fair values.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality. Accounts receivable are unsecured and are derived from revenues earned; however management considers all accounts receivable to be currently collectable.

Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No.
130. The adoption of this standard had no impact on the total stockholder's equity on December 31, 1999.

Accounting for Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123 but has elected to continue to measure compensation cost under APB 25. The adoption of FASB No. 123 has no impact on the Company's financial statements.

Other Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.     SECURITIES - AVAILABLE  FOR  SALE

     The company owns 50,000 shares of Mezzanine Capital and is shown at cost which is considered to be its current fair market value.

4.     CONTRACTS  PAYABLE

     Contracts payable consist of amounts due for scrip cash machines installed in commercial locations, ready for sale, coin counting machines, and office equipment. The installment payments due, with interest, are shown under current liabilities.

5.     NOTES   PAYABLE

     The Company has outstanding loans, to related parties, of $1,908,700 due within nine months with various due dates, plus 13.5% interest. The loans can be renewed for an additional nine months with the payment of current interest due.

     A premium was added to the cash received which will be payable at maturity and is shown in the financial statements as an asset under deferred interest on notes payable. The deferred amount is being amortized to expense over eighteen months.

6.     ACQUISITION OF ALL OUTSTANDING STOCK OF PAYSTAR COMMUNICATIONS, INC.

     On October 12, 1998 the Company (parent) completed the acquisition of all of the outstanding stock of PayStar Communications, Inc. (subsidiary), a California corporation, by a stock for stock exchange in which the stockholders of PayStar Communications, Inc. received 65% of the outstanding stock of the company. Following the acquisition the name of the parent, "Sun Source Inc.", was changed to "PayStar Communications Corporation." For reporting purposes, the acquisition was treated as an acquisition of the Company by PayStar Communications, Inc. (reverse acquisition) and a recapitalization of PayStar Communications, Inc. The historical financial statements prior to October 12, 1998, are those of PayStar Communications, Inc. Good will was not recognized from the acquisition.

7.     ACQUISITION OF ALL OUTSTANDING STOCK OF U. S. CASH EXCHANGE,  INC.

     On October 1, 1999, the Company ( the parent) completed the acquisition of all the outstanding stock of U. S. Cash Exchange, Inc. (the subsidiary) through a stock for stock exchange in which the stockholders of U. S. Cash received 2,700,000 common shares of the parent, representing 41% of the parent, in exchange for all of their shares in U. S. Cash. Prior to the exchange a common stockholder and officer owned 39% of the outstanding stock of the parent and 40% of U. S. Cash Exchange, Inc.

     Due to the common stockholders and officers in each corporation, the historical financial statements of each company have been combined.

     U. S. Cash Exchange Inc. was organized in the State of California on June 24, 1996, for the purpose of conducting the business outlined in note 2.

8.     EMPLOYEE STOCK OPTION PLAN

     On November 3, 1998, the Company adopted an employee Stock Option Plan which provides a plan for employees, officers, directors, and consultants to purchase up to 3,000,000 shares of the Company.

     During December 1999 165,000 options to purchase 165,000 common shares were granted, with 100,000 at an option price of $1.00 per share and 65,000 at an option price of $2.00 per share. Of these options, 66,500 vested on the issue date and 98,500 will vest during 2000 with expiration dates during October 2002.

     During the three months ended March 31, 2000, 1,016,000 options to purchase 1,016,000 common shares were granted, with 200,000 at an option price of $2.00 per share and 816,000 at an option price of $1.00. Of the total options, 40,000 will vest at 1/8th each quarter for a two year period starting March 1, 2000.

     On the date the options were granted the fair value of the Company's common stock was considered by management to be $1.00 per share and therefore no value was assigned to the options.

9.     CONTINUING LIABILITIES

     The Company has office and warehouse leases with the following terms:

     Office - 3000 square feet - annual lease $30,600 - lease expires May 31,
2001
     Warehouse - 4000 square feet - annual lease $13,200 - lease expires April 30, 2000

     The Company is obligated to pay lease payments on the ATM Script machines, as outlined in note 2, over the next five years as follows:

          Year     Amount
          1      $306,400
          2       321,700
          3       329,380
          4       344,700
          5       360,020

10.     RELATED PARTY TRANSACTIONS

     Related parties have acquired 67% of the common stock issued by the Company. Various related party transactions are shown in the balance sheet under the liability section.

     The Company has paid related parties $565,734 in commissions and wages during 1999.

     The Company has also completed an employment agreement with an officer providing for a yearly salary of $300,000 beginning in 2000.

     The Company conducts an on going business with a related party which consists of maintaining and servicing 1,046 pay telephones. For the year ended December 31, 1999, the maintenance income received amounted to $246,320 and the rental payments made were $213,914.

11.     GOING CONCERN

     The Company will need additional working capital to be successful in its activity and to service its current debt for the coming year and therefore continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective and is presently engaged in seeking and has obtained various sources of additional working capital including additional loans from officers, equity funding through a private placement, long term financing, and increased revenues from sales which will enable the Company to operate for the coming year. The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of above objectives.

12.     CONSOLIDATED  STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME

     Included in the following is a summarized statement showing significant components of income and cost of sales and services for the three months ended March 31, 2000:
                                                  Cost of Sales     Gross
                                     Revenues      and Services     Profit

     Telephone Servicing           $1,185,389         $930,441    $254,948
     Scrip Machine Sales              800,467          410,965     389,502
     and Other
                                   $1,985,856       $1,341,406    $644,450

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants

941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Telephone 801 486-0096
Fax 801 486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
PayStar Communications Corporation and Subsidiaries

     We have reviewed the condensed consolidated balance sheets of PayStar Communications Corporation and Subsidiaries as of March 31, 2000, and the related condensed consolidated statement of operations and the statement of cash flows for the three-months ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


          /s/ Andersen Andersen and Strong

Salt Lake City, Utah
June 5, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OVERVIEW

     Our business is divided into two distinct segments: Pay telephones and cashless ATM scrip services. Our pay telephone business is managed through our wholly owned subsidiary, PayStar Communications, Inc., and our cashless ATM scrip business is managed through our other wholly owned subsidiary, U. S. Cash Exchange, Inc.

Payphones

     We operate and manage over 3,000 privately owned pay telephones located throughout California and in northwestern Nevada. Of these, we own sixty-four. The pay telephones are situated in a wide variety of retail, commercial, and business environments, including many Fortune 500 companies. The pay telephones generate revenue from both coin and non-coin calls. The typical location of the pay telephones include liquor and convenience stores, gas stations, retail strip centers, restaurants, and fast food facilities.

Cashless ATM Scrip

     We are currently an independent owner and operator of automatic cashless scrip machines which provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. At March 31, 2000, we owned and operated approximately 1,600 scrip machines located throughout the United States. Generally, the cashless scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations. The cashless scrip machines are provided to the merchants at no cost, and the merchants receive a percentage of the fee paid by the customer to use the machine. We receive the balance of the processing fee.

     The company owns about 50% of the machines with the balance rented back after being sold out of inventory. The machines we rent were originally purchased by us and then re-sold to a broker, who locates investors interested in financing the machines. The broker sells the machines to the investor who in turn rents the machines back to us. Our company pays the monthly rental fee out of the profits generated each month by the machines, and keeps the balance left over.

REVENUE FROM OPERATIONS

     The payphone subsidiary generates revenue from:

      Coin calls
      Non-coin calls
      Long distance
      Management fees

      Coin calls. The pay telephones generate coin revenues from interstate and intrastate long distance calls and local calls. We estimate that most of the gross coin revenues are derived from local calls. In all of the territories in which we operate, we charge the same rates for local coin calls as the local exchange carriers charge. They typically charge $0.35 for a local coin call in all of the territories in which the pay telephones are located.

     Non-coin calls. We have entered in to contractual agreements with operator service companies such as AT&T to provide non-coin call capabilities on all of our pay telephones. These calls include 800 number access, operator assisted calling, person-to-person calling, foreign language assistance, and collect calling. PayStar Communications receives a commission off of each call made.

     Long distance. During the first quarter of 2000 we added a long distance division to our telecommunications core of products. This division purchases long distance services at a wholesale price and retails the product at a marked up price.

     Management fee. We offer our customers four management service options. The first three levels of management services are at fixed monthly fees, which range from $25.00 to $50.00. The fourth level fee is 70% of the net revenue, with the pay telephone owner being entitled to the balance of the net revenues or a fixed amount, whichever is greater.

     The cashless ATM scrip machine subsidiary generates revenue from:

      Sale of ATM machines
      ATM service fees

     Sale of ATM machines. Machines are sold by brokers who locate investors. Generally, these machines come out of our inventory. We realize a profit from the sale of these ATM machines.

     ATM service fees. A fee is charged the customer each time they use the machine. The merchant receives a percentage of the fee and we receive the balance.

COST STRUCTURE

     Our costs and expenses include:

      Payphone cost of goods
      ATM cost of goods
      General and administrative
      Interest and depreciation

     Payphone cost of goods. The cost of goods associated with our payphone business includes:

      Commissions to payphone owners
      Commissions to site owners
      Maintenance and repairs
      Telephone bills

     We expect these costs to level off during the second quarter. We recently entered into a contract with a firm to maintain and service all of our Southern California telephones. Based on this contract we have closed our Los Angeles operations office. We feel that this relationship will reduce our costs and increase our efficiency in the Southern California area.

     ATM cost of goods. The cost of sales associated with our ATM business includes the following:

      Commissions to ATM owners
      Equipment
      Warehouse operations

     These costs should remain relatively stable. We are continually searching for areas to improve our equipment costs.

     General and administrative. These expenses consist of the salaries of our employees and associated benefits, the cost of travel, rent, utilities, office supplies and professional services. A large portion of our general and administrative expenses is allocated to operations and customer support. Customer support expenses include the costs associated with customer service and technical support, and consist primarily of the salaries and employment costs of the employees responsible for these efforts. We expect operations and customer support expenses to increase over time to take care of new and existing customers. We expect general and administrative costs to increase to sustain our growth, particularly as we establish a larger organization. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue, primarily as a consequence of increased revenues.

     Interest and depreciation. This expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the three months ended March 31, 2000, we had net interest expense in the aggregate amount of $111,286.

     Depreciation primarily relates to our payphone equipment, and office furniture and equipment. We depreciate our equipment over an estimated life of three, five and seven years using the straight-line method. We expect depreciation to increase as we grow to support new and acquired customers, but to decrease as a percentage of revenue.

RESULTS OF OPERATIONS

     In comparing the quarter ending March 31, 2000, to March 31, 1999, our revenue increased over 400%. PayStar Communications, Inc., realized a 254% increase and U.S. Cash Exchange improved their revenue base by over 1000%. Currently, sixty (60) percent of our revenues come from our PayStar payphone subsidiary and the remaining forty (40) percent is derived from U. S. Cash Exchange.

     Revenue for PayStar Communications increased from $466,000 to $1,185,000 for the three months ended March 31, 1999 and 2000, respectively. Forty-five
(45) percent of the revenue was derived from coin activity, thirty-two (32) percent from management fees and commissions, twelve (12) percent from long distance and eleven (11) percent from non-coin sources.

     The sales increase for U.S. Cash Exchange was from $20,000 in the quarter ending March 31, 1999, to $801,000 in the quarter ending March 31, 2000. Eighty-one (81) percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     While we expect this trend to continue, it will not escalate at the above rate. We will continue to expand our efforts, as money, if any, from our SB 2 filing becomes available. The majority of the growth will come through acquisitions of companies and routes.

     The costs of sales and services were reduced as a percentage of sales from ninety-five (95) percent in the quarter ending March 31, 1999, to sixty-eight (68) percent in the quarter ending March 31, 2000. The major reason for this lower percentage is our greater efficiency in the area of maintenance and repairs.

     General and administrative costs increased from $156,579 to $869,230 for the three months ended March 31, 1999 and 2000, respectively. As we continue to build our customer base and execute our business plan, we expect these expenses to increase. The primary reason for this increase relates to the hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $7,624 to $21,414 for the three months ended March 31, 1999 and 2000, respectively. Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment. It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense increased from $9,451 to $148,618 for the three months ended March 31, 1999 and 2000, respectively. This increase is the result of the increase in the issuance of short-term notes and the cost of financing our equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had $34,937 in cash. Our operating activities generated a negative cash flow of $565,740 for the three months ended March 31, 2000, compared to a positive cash flow $13,733 for the three months ended March 31, 2000. Cash used from investing activities of $140,525 for the three months ended March 31, 2000, compared to $10,031 for the three months ended March 31, 1999, was primarily expended for the purchase of office and telephone equipment. Our financing activities generated cash of $538,050 as of March 31, 2000. The principal reason for the cash generated was from the sale of notes.

     Our future capital requirements will depend on numerous factors, including:

      Acquisition of profitable payphone routes
      Increased sales of ATM machines
      Greater efficiency of operations

     We expect to fund our operations through profits from the above factors as well as from future private and public financing.

 FORWARD-LOOKING STATEMENTS

     The foregoing includes statements that may constitute forward-looking statements. The company would like to caution readers regarding certain forward-looking statements in this document. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company. Some of the factors that could cause actual results or future events to differ materially include the company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the company; inability to find suitable facilities or personnel to open or maintain new branch locations; interruptions or cancellation of existing sources of supply; the pricing of and demand for distributed products; the presence of competitors with greater financial resources; economic and market factors; and other factors.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 7, 1999, the Pennsylvania Securities Commission issued a cease and desist order against PayStar Communications, Inc., and Mr. William
D. Yotty, our chief executive officer, chairman and principal shareholder, and against Interactive Technologies, Inc., a payphone telephone marketing company, Tony O. LaVine, its president, and Joseph A. Watters, a selling agent for that company (Docket No. 9907-05). The order was issued without a hearing. The order alleges that the parties are in the business of offering and selling pay telephones and management services which constitute the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. The order requires the parties to cease and desist from offering the programs in the State of Pennsylvania. Both we and Interactive Technologies disagree with the conclusions of the state agency. We do not believe that the method of selling the pay telephones by Interactive Technologies and the servicing of pay telephones by us constitutes the offer and sale of a security. PayStar, through its legal counsel, has requested the Pennsylvania Securities Commission to withdraw the Summary Order to cease and desist under the terms of a mutually acceptable settlement agreement. Counsel is awaiting formal consent order from the Office of the Commission for approval and execution by PayStar.

     On December 23, 1999, a complaint was filed by World Cash Providers, Inc. against U.S. Cash Exchange, Jeff McKay, our president and a principal shareholder, Russell Downey, and Lynk Systems, Inc. The complaint was filed in the Fresno County Superior Court, Case No. 643683-6. The complaint contains eleven causes of action, including misappropriation of trade secrets; statutory and common law unfair competition; intentional interference with contractual relations; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; breach of contract; conversion; declaratory relief; unjust enrichment; and trade libel.

     The basic claim of the case is that the plaintiff's former employee, Russell Downey, purportedly accepted employment with U.S. Cash Exchange in breach of his sales agent agreement with World Cash Providers. Further, it is alleged that the defendants used the customer relationships of Mr. Downey to contact actual customers of World Cash Providers with the alleged intent to damage and harm its relationship with its customers.

     Counsel for U.S. Cash Exchange has advised the company that there appears to be no basis in fact for any of the claims made against U.S. Cash Exchange, Mr. McKay and Mr. Lynk in the lawsuit. Therefore, the defendants intend to vigorously defend the matter.

ITEM 2.  CHANGES IN SECURITIES

     (c) During the three months ended March 31, 2000, 1,016,000 options to purchase 1,016,000 common shares were granted. Of these options, 200,000 had an option price of $2.00 per share and 816,000 had an option price of $1.00. On the date the options were granted, the fair value of the Company's common stock was considered by management to be $1.00 per share and therefore no value was assigned to the options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: We did not file any Form 8-K reports during the quarter ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PayStar Communications Corporation


Date: June 9, 2000                    By /s/ Jeff McKay, President


Date: June 9, 2000                    By /s/ Harry Martin, Chief Financial
                                      Officer and Principal Accounting Officer