Form 10QSB
period 2000-06-30
PAYSTAR COMMUNICATIONS CORP
filed 2000-08-14
CIK 1080531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            FORM 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 17, 2000, there were 6,636,200 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

                                                    June 30,     Dec 31,
ASSETS
CURRENT ASSETS
     Cash                                       $   257,893     $ 203,152
     Accounts receivable - Note 2                   246,834        61,314
     Inventory - Note 2                           1,329,335       667,972
                                                  ---------      --------
     Total Current Assets                         1,834,062       932,438
                                                  ---------      --------

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation                                       394,095       219,916
                                                  ---------      --------
OTHER ASSETS
     Securities - available for sale - Note 3       100,000       100,000
     Advance deposits                                32,601        12,458
     Deferred interest on notes payable -
      related parties - Note 5                       73,239       121,765
                                                  ---------      --------
                                                $ 2,433,997   $ 1,386,577
                                                  =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Contracts payable - Note 4                 $   652,482   $   346,934
     Notes payable - related parties - Note 5     2,656,200     1,390,650
     Accounts payable                             1,086,894       556,390
     Accrued interest payable - related
      parties - Note 5                              180,149        50,373
                                                  ---------      --------
     Total Current Liabilities                    4,575,725     2,344,347
                                                  ---------      --------


STOCKHOLDERS' EQUITY
     Preferred stock
     10,000,000 shares authorized at $0.001
      par value; none outstanding                        --            --
     Common stock
     100,000,000 shares authorized, at $0.001
      par value;
     6,636,200 shares issued and outstanding          6,636         6,636
     Capital in excess of par value                 906,881       906,881
     Accumulated deficit                         (3,055,245)   (1,871,287)
                                                  ---------      --------
     Total Stockholders' Deficiency              (2,141,728)     (957,770)
                                                  ---------      --------
                                                $ 2,433,997   $ 1,386,577
                                                  =========      ========

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For  the Three and Six Months Ended June 30, 2000 and 1999

                                   Three Months               Six Months
                               June 30,  June 30,         June 30,   June 30,
                                 2000      1999             2000       1999
REVENUES                      1,819,353  1,268,229       3,805,211  1,756,264
COST OF SALES AND SERVICES    1,578,940    958,090       3,099,248  1,422,507
                              ---------  ---------       ---------  ---------
     Gross Profit               240,413    310,139         705,963    333,757
                              ---------  ---------       ---------  ---------
EXPENSES
     Sales                      272,808     43,822         410,109     55,123
     Administrative             534,312    393,141       1,125,690    538,419
     Depreciation                24,270     12,618          44,684     20,242
     Interest                   198,169     12,925         309,438     22,376
                              ---------  ---------       ---------  ---------
                              1,029,559    462,506       1,889,921    636,160
                              ---------  ---------       ---------  ---------
NET LOSS                    $  (789,146)$ (152,367)    $ (1,183,658)$(302,403)
                              =========  =========       ---------  =========
NET LOSS PER COMMON SHARE
     Basic                  $      (.12)$     (.04)    $      (.18) $    (.09)
                              ---------  ---------       ---------  ---------
AVERAGE OUTSTANDING SHARES
     Basic                    6,636,200  3,581,200       6,636,200  3,581,200
                              ---------  ---------       ---------  ---------


The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
                                                            June 30, 2000

     Net Loss                                                $ (1,183,958)
     Adjustments to reconcile net loss to
        net cash provided by operating
        activities
          Depreciation                                             44,684
          Changes in Inventory                                   (661,363)
          Changes in Accounts Receivable                         (185,520)
          Changes in deferred interest expenses                    48,526
          Changes in accounts and contracts payable               984,606
                                                               ----------
          Net Increase (Decrease) In Cash From Operations        (953,025)
                                                               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits                                                     (20,143)
     Purchase of equipment                                       (217,641)
                                                               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from loans - related parties                  1,245,550
                                                               ----------
Net change in cash                                                 54,741
Cash at Beginning of Period                                       203,152
                                                               ----------
Cash at the End of Period                                     $   257,893
                                                               ----------
NON CASH OPERATING AND INVESTING ACTIVITIES
  Issuance of 300,000 shares common capital
   stock for services - 1998                                  $   150,000
                                                               ----------
  Issuance of 200,000 shares common capital
   stock for services - 1998                                      100,000
                                                               ----------
  Issuance of 115,000 shares common capital
   stock for services - 1998                                       92,000
                                                               ----------

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

     On October 1, 1999, the Company acquired all of outstanding stock of U.S. Cash Exchange, Inc.

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

Provision for doubtful accounts receivable

     A provisions for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable. On June 30, 2000, all accounts receivable are considered to be currently collectable.

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

                                          June 2000          Dec 1999

     Cost                                   656,710           277,583
     Accumulated Depreciation               101,129            57,667
                                            -------           -------
     Net                                    555,581           219,916
                                            -------           -------

Income Taxes

     On June 30, 2000, the Company had a net operating loss available for carry forward of $2,925,245. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.

     The loss carryforward will expire starting in the years 2008 through 2021.

The deferred tax benefit on June 30, 2000  follows:

     Tax from net loss carryforwards               $ 877,560
     Less valuation reserve                          877,560
                                                     -------
     Net tax benefit                                     -
                                                     -------
Basic and Diluted Net Income (Loss) Per Share

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

5.     NOTES   PAYABLE

     The Company has outstanding loans, to related parties, of $2,656,200 due within nine months with various due dates, plus 13.5% interest. The loans can be renewed for an additional nine months with the payment of current interest due.

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
     Warehouse - 4000 square feet - annual lease $13,200 - lease expires April 30, 2001

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

     The Company conducts an on going business with a related party which consists of maintaining and servicing 903 pay telephones. For the year ended December 31, 1999, the maintenance income received amounted to $246,320 and the rental payments made were $213,914.

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

12.     CONSOLIDATED  STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME

     Included in the following is a summarized statement showing significant components of income and cost of sales and services for the six months ended June 30, 2000:

                                             Cost of Sales     Gross
                                Revenues     and Services      Profit

     Telephone Servicing       $2,278,893     $ 1,964,294     $314,599
     Scrip Machine Sales        1,526,318       1,004,954      521,364
     and Other                  ---------       ---------      -------
                               $3,805,211     $ 2,969,248     $835,963
                                ---------       ---------      -------

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants

941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Telephone 801 486-0096
Fax 801 486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
PayStar Communications Corporation and Subsidiaries

     We have reviewed the condensed consolidated balance sheets of PayStar Communications Corporation and Subsidiaries as of June 30, 2000, and the related condensed consolidated statement of operations and the statement of cash flows for the six-months ended June 30, 2000. These financial statements are the responsibility of the company's management.

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

Salt Lake City, Utah
August 9, 2000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OVERVIEW

     Our business is divided into two distinct segments: Pay telephones and cashless ATM scrip services. Our pay telephone business is managed through our wholly owned subsidiary, PayStar Communications, Inc., and our cashless ATM scrip business is managed through our other wholly owned subsidiary, PayStar Financial Services, Inc. (formerly U. S. Cash Exchange, Inc.).

Payphones

     We operate and manage over 3,000 privately owned pay telephones located throughout California and in northwestern Nevada. Of these, we own sixty-eight. The pay telephones are situated in a wide variety of retail, commercial, and business environments, including many Fortune 500 companies. The pay telephones generate revenue from both coin and non-coin calls. The typical location of the pay telephones include liquor and convenience stores, gas stations, retail strip centers, restaurants, and fast food facilities.

Cashless ATM Scrip

     We are currently an independent owner and operator of automatic cashless scrip machines which provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. At June 30, 2000, we owned and operated approximately 2,200 scrip machines located throughout the United States. Generally, the cashless scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations. The cashless scrip machines are provided to the merchants at no cost, and the merchants receive a percentage of the fee paid by the customer to use the machine. We receive the balance of the processing fee.

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

     Our costs and expenses include:

     Payphone cost of goods
     ATM cost of goods
     General and administrative
     Interest and depreciation

     Payphone cost of goods. The cost of goods associated with our payphone business includes:

     Commissions to payphone owners
     Commissions to site owners
     Maintenance and repairs
     Telephone bills

     We expect these costs to level off during the third quarter. We entered into a contract with a firm to maintain and service all of our Southern California telephones in April, 2000. Based on this contract we have closed our Los Angeles operations office. We feel that this relationship will reduce our costs and increase our efficiency in the Southern California area.

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

     Interest and depreciation. This expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the three months ended June 30, 2000, we had net interest expense in the aggregate amount of $198,169.

     Depreciation primarily relates to our payphone equipment, and office furniture and equipment. We depreciate our equipment over an estimated life of three, five and seven years using the straight-line method. We expect depreciation to increase as we grow to support new and acquired customers, but to decrease as a percentage of revenue.

RESULTS OF OPERATIONS

     In comparing the quarter ending June 30, 2000, to June 30, 1999, our revenue increased over 43%. PayStar Communications, Inc., realized a 237% increase and PayStar Financial Services revenue decreased by 5%. Currently, sixty (60) percent of our revenues come from our PayStar payphone subsidiary and the remaining forty (40) percent is derived from PayStar Financial Services.

     Revenue for PayStar Communications increased from $461,000 to $1,094,000 for the three months ended June 30, 1999 and 2000, respectively. Fifty-four
(54) percent of the revenue was derived from coin activity, sixteen (16) percent from management fees and commissions, nine (9) percent from long distance and twenty-one (21) percent from non-coin sources.

     The sales decrease for PayStar Financial Services was from $35,000 in the quarter ending June 30, 1999, to $726,000 in the quarter ending June 30, 2000. Sixty-seven (67) percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     The majority of our growth will come through acquisitions of companies and routes.

     The costs of sales and services increased as a percentage of sales from seventy-six (76) percent in the quarter ending June 30, 1999, to eighty-seven
(87) percent in the quarter ending June 30, 2000. The major reason for this higher percentage relates to the transition of our in house service department to an outside vendor during the month of April.

     General and administrative costs increased from $436,963 to $807,120 for the three months ended June 30, 1999 and 2000, respectively. As we continue to build our customer base and execute our business plan, we expect these expenses to increase. The primary reason for this increase relates to the hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $12,618 to $24,270 for the three months ended June 30, 1999 and 2000, respectively. Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment. It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense increased from $12,925 to $198,169 for the three months ended June 30, 1999 and 2000, respectively. This increase is the result of the increase in the issuance of short-term notes and the cost of financing our equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had $257,893 in cash. Our operating activities generated a negative cash flow of $953,025 for the six months ended June 30, 2000. Cash used from investing activities of $237,270 for the six months ended June 30, 2000, was primarily expended for the purchase of office and telephone equipment. Our financing activities generated cash of $1,245,550 as of June 30, 2000. The principal reason for the cash generated was from the sale of notes.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 7, 1999, the Pennsylvania Securities Commission issued a cease and desist order against PayStar Communications, Inc., and Mr. William
D. Yotty, our chief executive officer, chairman and principal shareholder, and against Interactive Technologies, Inc., a payphone telephone marketing company, Tony O. LaVine, its president, and Joseph A. Watters, a selling agent for that company (Docket No. 9907-05). The order was issued without a hearing. The order alleges that the parties are in the business of offering and selling pay telephones and management services which constitute the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. In June 2000, without admitting or denying the allegations, PayStar Communications, Inc. and Mr. Yotty entered into an stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws. The order also bars Mr. Yotty and PayStar Communications, Inc. for a period of five years from selling securities in the State of Pennsylvania unless they retain counsel knowledgeable and experienced in securities matters to make all applicable fillings. The parties were ordered to pay $1,500 for costs of the commission. In addition, the parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of the purchase price. The offer must be made within 90 days of the order. There were approximately 31 purchasers who paid a total of approximately $604,500 for the pay telephone equipment in the State of Pennsylvania who would potentially participate in the recession offer.

     We have also received a copy of a letter dated January 7, 2000, from the North Carolina Department of the Secretary of State addressed to a third party selling agent requesting information concerning sales of the pay telephone programs involving PayStar Communications, Inc., in the State of North Carolina.

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

ITEM 5.  OTHER INFORMATION

     In December 1999 we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission, file number 333-93919. It was declared effective on May 12, 2000. The registration statement included the proposed offering of 5,500,000 shares of our preferred stock at $2.00 per share. Subsequent to the effective date of the registration statement, management determined that the window of opportunity for the offering had passed. No shares were sold in the proposed offering and in on July 18, 2000, the registration statement was voluntarily withdrawn.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: We did not file any Form 8-K reports during the quarter ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PayStar Communications Corporation


Date: August 9, 2000                    By /s/ Jeff McKay, President


Date: August 9, 2000                    By /s/ Harry Martin, Chief Financial
                                               Officer and Principal
                                               Accounting Officer