Form 10-Q
period 2000-09-30
PAYSTAR COMMUNICATIONS CORP
filed 2000-11-13
CIK 1080531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 11, 2000, there were 6,636,200 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                  Sept 30,          Dec 31,
ASSETS
CURRENT ASSETS
     Cash                                    $   593,816          $ 203,152
     Accounts receivable - Note 2                284,337             61,314
     Inventory - Note 2                        1,490,224            667,972
                                               ---------            -------
     Total Current Assets                      2,368,377            932,438
                                               =========            =======

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation                                    583,597            219,916
                                               ---------            -------
OTHER ASSETS
     Securities - available for sale - Note 3    100,000            100,000
     Advance deposits                             33,558             12,458
     Deferred interest on notes payable -
      related parties - Note 5                    47,456            121,765
                                               ---------            -------
                                                 181,014            234,223
                                               ---------            -------
                                              $3,132,988         $1,386,577
                                               =========            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Contracts payable - Note 4               $  647,782         $  346,934
     Notes payable - related parties -
      Note 5                                   2,921,950          1,390,650
     Accrued interest payable - related
      parties - Note 5                           243,912             50,373
     Notes payable - other                       425,000                  -
     Accrued interest on notes payable - other    29,221                  -
     Accounts payable                          1,111,653            556,390
                                               ---------            -------
     Total Current Liabilities                 5,379,518          2,344,347
                                               ---------            -------

STOCKHOLDERS' EQUITY
     Preferred stock
     10,000,000 shares authorized at $0.001
      par value; none outstanding                     --                 --
     Common stock
     100,000,000 shares authorized, at $0.001
      par value; 6,636,200 shares issued and
      outstanding                                  6,636              6,636
     Capital in excess of par value              906,881            906,881
     Stock subscriptions received - Note 9        45,000                  -
     Accumulated deficit                      (3,205,047)        (1,871,287)
                                               ---------            -------
     Total Stockholders' Deficiency           (2,246,530)          (957,770)
                                               ---------            -------
                                              $3,132,988         $1,386,577
                                               =========            =======

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For  the Three and Nine Months Ended September 30, 2000 and 1999


                                  Three Months             Nine Months
                              Sept 30,    Sept 30,     Sept 30,    Sept 30,
                                2000        1999         2000        1999
REVENUES                    $2,536,630   $1,136,905   $6,341,856  $3,346,225
COST OF SALES AND SERVICES   1,665,519      781,620    4,525,701   2,698,601
                             ---------    ---------    ---------   ---------
     Gross Profit              871,111      355,285    1,816,155     647,624
                             ---------    ---------    ---------   ---------
EXPENSES
     Sales                     151,824      117,453      555,039     179,393
     Administrative            692,572      257,605    2,026,094     816,617
     Depreciation               26,365       12,325       72,049      37,970
     Interest                  146,934       16,769      496,733      48,595
                             ---------    ---------    ---------   ---------
                             1,017,595      404,152    3,149,915   1,082,575
                             ---------    ---------    ---------   ---------
NET LOSS                     $(146,484)   $(48,867)  $(1,333,760) $ (434,951)
                             =========    =========    =========   =========

NET LOSS PER COMMON SHARE
     Basic                   $    (.02)   $   (.01)  $      (.20) $     (.12)
                             ---------    ---------    ---------   ---------
AVERAGE OUTSTANDING SHARES
     Basic                   6,636,200   3,581,200     6,636,200   3,581,200
                             ---------    ---------    ---------   ---------


The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
                                                        Sept 30, 2000
     Net Loss                                          $ (1,333,760)
     Adjustments to reconcile net loss to
        net cash provided by operating
        activities
          Depreciation                                       72,049
          Changes in Inventory                             (822,252)
          Changes in Accounts Receivable                   (223,023)
          Changes in deferred interest expenses              74,309
          Changes in accounts and contracts payable       1,503,869
                                                          ---------
          Net Increase (Decrease) In Cash From Operations  (728,808)
                                                          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits                                               (21,100)
     Purchase of equipment                                 (435,728)
                                                          ---------
                                                           (456,828)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from loans - related parties            1,531,300
    Stock subscriptions received                             45,000
                                                          ---------
                                                          1,576,300
                                                          ---------
Net change in cash                                          390,664
Cash at Beginning of Period                                 203,152
                                                          ---------
Cash at the End of Period                                 $ 593,816
                                                          =========

NON CASH OPERATING AND INVESTING ACTIVITIES

Issuance of 300,000 shares common capital stock for
services - 1998                                           $ 150,000
                                                          ---------
Issuance of 200,000 shares common capital stock for
services - 1998                                             100,000
                                                          ---------
Issuance of 115,000 shares common capital stock for
services - 1998                                              92,000
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

     On October 1, 1999, the Company acquired all of outstanding stock of PayStar Financial Services, Inc., formerly known as U.S. Cash Exchange, Inc.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's registration statement on Form SB-2 (SEC file no. 333-93919).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

Recognition of Income

     PayStar Communications Inc. - subsidiary

     PayStar is in the business of servicing and maintaining 3,250 pay telephones for their owners, of which, 1,359 belong to related parties. The income is recognized when the cash is collected and deposited. The company pays the owners a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, except that no monthly rental fees are paid to related parties.

     PayStar Financial Services, Inc. - subsidiary

     PayStar Financial Services, Inc. has developed and marketed an ATM scrip machine, as a substitute for an ATM cash-dispensing machine, which has been installed in various commercial locations. The scrip machine functions in a similar manner as the ATM cash machine except that, after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine, and that amount plus a transaction fee is charged against the user's bank account. The scrip can then be used to purchase merchandise in the store. The transactions are processed through a clearing house and the service charge is then paid to the participating entities.

Recognition of Income

     PayStar Financial usually receives about 57% of the services charges each month and is reported as income as received. PayStar Financial purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in the commercial locations. The completed location is then sold to an investor who then leases the location back to PayStar Financial. The sale by PayStar Financial is recorded when the purchase price is received from the investor. The sale and leasebacks are considered to be operating leases by PayStar Financial, with no excess profits being recognized. The lease commitments are shown in note 10.

Provision for doubtful accounts receivable

     A provisions for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable. On September 30, 2000, all accounts receivable are considered to be currently collectable.

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

Warranties on Sales of Installed Locations

     No provision for warranties for defective equipment is recognized on the installations because the Company has a policy of replacing the defective equipment and returning it to the equipment manufacture who provides servicing at no charge to the Company.

Property and Equipment

     The equipment consists of machines used in processing coins, accessories, and office equipment. Depreciation is provided using the straight line method over three, five, and seven years.

                                     Sept 2000     Dec 1999

     Cost                              704,691     268,961
     Accumulated Depreciation          121,094      49,045
     Net                               583,597     219,916

Income Taxes

     On September 30, 2000, the Company had a net operating loss available for carry forward of $3,233,412. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.

     The loss carryforward will expire starting in the years 2008 through 2021.

The deferred tax benefit on September 30, 2000  follows:

     Tax from net loss carryforwards          $ 961,514
     Less valuation reserve                     961,514
     Net tax benefit                                  -

Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares.

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

Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No.
130. The adoption of this standard had no impact on the total stockholder's equity.

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

3.SECURITIES - AVAILABLE  FOR  SALE

     The company owns 50,000 shares of Mezzanine Capital and is shown at cost which is considered to be its current fair market value.

4.CONTRACTS  PAYABLE

     Contracts payable consist of amounts due for scrip cash machines installed in commercial locations, ready for sale, coin counting machines, and office equipment.

5.     NOTES   PAYABLE

     The Company has outstanding loans to related parties of $2,921,950 due within nine months with various due dates, plus 13.35% interest. The loans can be renewed for an additional nine months with the payment of current interest due. A premium was added to the proceeds received on the notes which will be payable at maturity and is shown in the financial statements as an asset under deferred interest on notes payable. The deferred amount is being amortized to expense over eighteen months.

6.ACQUISITION OF ALL OUTSTANDING STOCK OF PAYSTAR COMMUNICATIONS, INC.

     On October 12, 1998, the Company (parent) completed the acquisition of all of the outstanding stock of PayStar Communications, Inc. (subsidiary), a Nevada corporation, by a stock for stock exchange in which the stockholders of PayStar Communications, Inc. received 65% of the outstanding stock of the company. Following the acquisition the name of the parent, "Sun Source Inc.", was changed to "PayStar Communications Corporation." For reporting purposes, the acquisition was treated as an acquisition of the Company by PayStar Communications, Inc. (reverse acquisition) and a recapitalization of PayStar Communications, Inc. The historical financial statements prior to October 12, 1998, are those of PayStar Communications, Inc. Good will was not recognized from the acquisition.

7.     ACQUISITION OF ALL OUTSTANDING STOCK OF PAYSTAR FINANCIAL SERVICES, INC.

     On October 1, 1999, the Company ( the parent) completed the acquisition of all the outstanding stock of PayStar Financial Services, Inc. (the subsidiary) through a stock for stock exchange in which the stockholders of PayStar Financial Services received 2,700,000 common shares of the parent, representing 41% of the parent, in exchange for all of their shares in PayStar Financial. Prior to the exchange a common stockholder and officer owned 39% of the outstanding stock of the parent and 40% of PayStar Financial.

     Due to the common stockholders and officers in each corporation, the historical financial statements of each company have been combined.

     PayStar Financial Services, Inc. was organized in the State of California on June 24, 1996, with the name "U.S. Cash Exchange, Inc." for the purpose of conducting the business outlined in note 2.

8.     EMPLOYEE STOCK OPTION PLAN

     On November 3, 1998, the Company adopted an employee Stock Option Plan which provides a plan for employees, officers, directors, and consultants to purchase up to 3,000,000 shares of the Company.

     During December 1999 25,000 options to purchase 25,000 common shares were granted, with an option price of $1.00 per share. Of these options, all will vest during 2000 with expiration dates during October 2002.

     During the nine months ended September 30, 2000, 1,151,000 options to purchase 1,151,000 common shares were granted, with 260,000 at an option price of $2.00 per share and 891,000 at an option price of $1.00. Of the total options, 200,000 will vest at 25% each quarter for a one year period starting March 1, 2000; 40,000 will vest at 12.5% each quarter for a two year period starting January 3, 2000; and 60,000 will vest at 25% each quarter for a one year period starting July 17, 2000.

     On the date the options were granted the fair value of the Company's common stock was considered by management to be $1.00 per share and therefore no value was assigned to the options.

9.STOCK SUBSCRIPTIONS RECEIVED

     The Company has commenced a private placement sale of 2,500,000 units each of which consists of one share of common stock and one two-year Class A Warrant to purchase another share of common stock at an exercise price of $2.00 per share. The warrants will not be exercisable until one year from the date of purchase. The placement closes on January 31, 2001, and has no minimum sales requirement. The terms of the sale provide for a commission of 10% to be paid to outside selling agents. At September 30, 2000, the Company had received $45,000 for the purchase of 22,500 common shares. The securities offered will not be, and have not been, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This information should not be construed in any manner as a general or specific offer to sell securities or as a solicitation of an offer to buy the securities.

10.     CONTINUING LIABILITIES

     The Company has office and warehouse leases with the following terms:

     Office - 3,000 square feet - annual lease $30,600 - lease expires May 31, 2001
     Warehouse - 4,000 square feet - annual lease $13,200 - lease expires April 30, 2001

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

     During October 1999 the Company completed a three year employment agreement with an officer providing for a yearly salary of $300,000.

     The Company conducts an on going business with a related party which consists of maintaining and servicing 1,359 pay telephones. For the nine months ended September 30, 2000, the maintenance income received amounted to $362,352.

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

12.     CONSOLIDATED  STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME

     Included in the following is a summarized statement showing significant components of income and cost of sales and services for the nine months ended September 30, 2000:

                                          Cost of Sales     Gross
                              Revenues    and Services      Profit

     Telephone Servicing     $3,801,528     $3,017,600    $  783,928
     Scrip Machine Sales      2,540,266      1,508,100     1,032,166
     and Other
                             $6,341,794     $4,525,700    $1,816,094


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

     We recently formed a Prepaid Services division, which will be incorporated in the fourth quarter, 2000.

Payphones

     We operate and manage over 3,000 privately owned pay telephones located throughout California, Nevada, Texas, Louisiana and Florida. Of these, we own one hundred and seventy. The pay telephones are situated in a wide variety of retail, commercial, and business environments, including many Fortune 500 companies. The pay telephones generate revenue from both coin and non-coin calls. The typical location of the pay telephones include liquor and convenience stores, gas stations, retail strip centers, restaurants, and fast food facilities.

Cashless ATM Scrip

     We are currently an independent owner and operator of automatic cashless scrip machines which provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. At September 30, 2000, we owned and operated approximately 2,500 scrip machines located throughout the United States. Generally, the cashless scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations. The cashless scrip machines are provided to the merchants at no cost, and the merchants receive a percentage of the fee paid by the customer to use the machine. We receive the balance of the processing fee.

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

Prepaid Services

     This division features the sale of prepaid services through our existing merchant base and new customers. The Prepaid Services Division offers multiple venues of distribution including prepaid calling cards, prepaid home dial tone and prepaid Internet services. These services are in high demand, and point-of-sale activation (POSA) is emerging as the new trend driving the prepaid market. We provide the retailer with a system that doesn't compete for counter space and can seamlessly meet the merchant's needs. On-the-spot activation benefits the merchant by eliminating the need to carry an inventory and the concern about the potential of that inventory from theft.

REVENUE FROM OPERATIONS

     The payphone subsidiary generates revenue from:

     - Coin calls
     - Non-coin calls
     - Long distance
     - Management fees

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

     - Sale of ATM machines
     - ATM service fees

     Sale of ATM machines. Machines are sold by brokers who locate investors. Generally, these machines come out of our inventory. We realize a profit from the sale of these ATM machines.

     ATM service fees. A fee is charged the customer each time they use the machine. The merchant receives a percentage of the fee and we receive the balance.

COST STRUCTURE

     Our costs and expenses include:

     - Payphone cost of goods
     - ATM cost of goods
     - General and administrative
     - Interest and depreciation

     Payphone cost of goods. The cost of goods associated with our payphone business includes:

     - Commissions to payphone owners
     - Commissions to site owners
     - Maintenance and repairs
     - Telephone bills

     We expect these costs to level off during the forth quarter. We entered into a contract with a firm to maintain and service all of our Southern California telephones in April, 2000. Based on this contract we have closed our Los Angeles operations office. We feel that this relationship will reduce our costs and increase our efficiency in the Southern California area.

     ATM cost of goods. The cost of sales associated with our ATM business includes the following:

     - Commissions to ATM owners
     - Equipment
     - Warehouse operations

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

     Interest and depreciation. This expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the three months ended September 30, 2000, we had net interest expense in the aggregate amount of $146,934.

     Depreciation primarily relates to our payphone equipment, and office furniture and equipment. We depreciate our equipment over an estimated life of three, five and seven years using the straight-line method. We expect depreciation to increase as we grow to support new and acquired customers, but to decrease as a percentage of revenue.

RESULTS OF OPERATIONS

     In comparing the quarter ending September 30, 2000, to September 30, 1999, our revenue increased over 223%. PayStar Communications, Inc., realized a 293% increase and PayStar Financial Services revenue decreased by 11%. Currently, sixty (60) percent of our revenues come from our PayStar payphone subsidiary and the remaining forty (40) percent is derived from PayStar Financial Services.

     Revenue for PayStar Communications increased from $519,000 to $1,523,000 for the three months ended September 30, 1999 and 2000, respectively. Sixty
(60) percent of the revenue was derived from coin activity, eight (8) percent from management fees and commissions, five (5) percent from long distance and twenty-seven (27) percent from non-coin sources.

     The sales decrease for PayStar Financial Services was from $1,141,000 in the quarter ending September 30, 1999, to $1,014,000 in the quarter ending September 30, 2000. Seventy-six (76) percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     The majority of our growth will come through acquisitions of companies and routes.

     The costs of sales and services decreased as a percentage of sales from seventy-one (71) percent in the quarter ending September 30, 1999, to sixty-six (66) percent in the quarter ending September 30, 2000. The major reason for this lower percentage relates to the spreading of certain fixed costs over a larger revenue base.

     General and administrative costs increased from $375,057 to $844,396 for the three months ended September 30, 1999 and 2000, respectively. As we continue to build our customer base and execute our business plan, we expect these expenses to increase. The primary reason for this increase relates to the hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products.
Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $12,325 to $26,365 for the three months ended September 30, 1999 and 2000, respectively. Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment. It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense increased from $16,769 to $146,934 for the three months ended September 30, 1999 and 2000, respectively. This increase is the result of the increase in the issuance of short-term notes and the cost of financing our equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had $593,816 in cash. Our operating activities generated a negative cash flow of $728,808 for the nine months ended September 30, 2000. Cash used from investing activities of $456,828 for the nine months ended September 30, 2000, was primarily expended for the purchase of office and telephone equipment. Our financing activities generated cash of $1,576,300 as of September 30, 2000. The principal reason for the cash generated was from the sale of notes.

     Our future capital requirements will depend on numerous factors, including:

     - Acquisition of profitable payphone routes
     - Increased sales of ATM machines
     - Entry into the Prepaid Services arena
     - Greater efficiency of operations

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     From August 28, 2000, until September 11, 2000, the Company sold 22,500 units to three investors for an aggregate of $45,000. Each unit consists of one share of common stock and one two-year Class A Warrant to purchase another share of common stock at an exercise price of $2.00 per share. The warrants will expire three years from the date of issuance but will not be exercisable until one year from the date of purchase. The warrants are exercisable by (i) the surrender of the warrant certificate, with the purchase form at the end hereof properly executed, at the principal executive office of the Company, or such other office or agency of the Company as it may designate by notice in writing to the holder of the warrant at the address of the holder appearing on the books of the Company; (ii) payment to the Company of the exercise price then in effect for the number of shares specified in the purchase form together with applicable stock transfer taxes, if any; and (iii) delivery to the Company, if the Company so requires, of a duly executed agreement signed by the holder to the effect that such person agrees to be bound by all provisions set forth in the warrant certificate. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 thereunder, as transactions by an issuer not involving any public offering. A Form D evidencing such exemption was filed with the Securities and Exchange Commission on September 14, 2000. Each of the purchasers delivered appropriate investment representations to the Company with respect to such transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. The Company believed that these investors were sophisticated or accredited at the time of receipt of the units and were furnished with the kind of information normally provided in a prospectus. No form of general solicitation was used in connection with such issuances. The Company paid selling commissions of $2,000 to outside selling agents in connection with these unregistered sales.

     On July 1, 2000, the Company granted options to Brian R. McClure, a director and acting CEO of the company, to purchase up to 100,000 shares of Common Stock. The options are exercisable immediately at $2.00 per share.
The options expire July 1, 2003. The options were granted under the Company's 1998 Employee Stock Option Plan. The options may be exercised by delivery of a signed, written notice to the Company, specifying the number of shares to be acquired, the date the acquisition is to be consummated, together with payment of the full purchase price for the shares. The Company may accept payment from a broker on behalf of the optionee and may, upon receipt of signed, written instructions from the optionee, deliver the Shares directly to the broker.
The full purchase price of the shares acquired upon the exercise of any option shall be paid in cash, by certified or cashier's check, by common stock of the Company, or by cancellation of indebtedness of the Company. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. The Company believed that Mr. McClure was sophisticated or accredited at the time of receipt of the options and was furnished access to the kind of information normally provided in a prospectus. No form of general solicitation was used in connection with such issuances. No underwriting discounts or commissions were paid in connection with such issuance.

     On July 17, 2000, the Company granted options to Joe Garcia, a vice-president of PayStar Communications, Inc., a wholly owned subsidiary of the Company, to purchase up to 60,000 shares of Common Stock. The options are exercisable immediately at $2.00 per share. The options expire July 17, 2002. The options were granted under the Company's 1998 Employee Stock Option Plan. The options may be exercised by delivery of a signed, written notice to the Company, specifying the number of shares to be acquired, the date the acquisition is to be consummated, together with payment of the full purchase price for the shares. The Company may accept payment from a broker on behalf of the optionee and may, upon receipt of signed, written instructions from the optionee, deliver the Shares directly to the broker. The full purchase price of the shares acquired upon the exercise of any option shall be paid in cash, by certified or cashier's check, by common stock of the Company, or by cancellation of indebtedness of the Company. Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. The Company believed that Mr. Garcia was sophisticated at the time of receipt of the options and was furnished access to the kind of information normally provided in a prospectus. No form of general solicitation was used in connection with such issuances. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits. The exhibits set forth in the following index of exhibits are filed as a part of this report.

     Exhibit No.     Description of Exhibit                           Location

     4.3            Form of Certificate evidencing Class A Warrants   Attached


     (b) Reports on Form 8-K: We did not file any Form 8-K reports during the quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PayStar Communications Corporation


Date: November 9, 2000        By /s/ Jeff McKay, President


Date: November 9, 2000        By /s/ Harry Martin, Chief Financial Officer and
                                     Principal Accounting Officer

EXHIBIT 4.3

COMMON STOCK PURCHASE WARRANT
CLASS A

PAYSTAR COMMUNICATIONS CORPORATION
(A NEVADA CORPORATION)

Dated: ____________, 2000

CERTIFICATE NUMBER: A-_______ _______ WARRANTS

THESE WARRANTS HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE TRANSFERRED OR SOLD IN THE ABSENCE OF AN EFFECTIVE REGISTRATION OR OTHER COMPLIANCE UNDER THE ACT OR THE LAWS OF THE APPLICABLE STATE OR A "NO ACTION" OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER, AND ITS COUNSEL, TO THE EFFECT THAT THE SALE OR TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE ACT AND SUCH STATE STATUTES.

     THIS CERTIFIES THAT _________________________ (hereinafter called the "Holder") will in the future during the period hereinafter specified, upon fulfillment of the conditions and subject to the terms hereinafter set forth, be entitled to purchase from PayStar Communications Corporation, a Nevada corporation (the "Company"), _______________ shares (the "Shares") of the Company's common stock, par value $.001 per share ("Common Stock"), at an exercise price of $2.00 per Share (the "Exercise Price"), on the basis of one share for each warrant (the "Warrant") indicated on the face hereof. At its sole option, the Company may reduce the Exercise Price.

     1. Commencing one year following the date of the original issuance of the warrants represented by this Warrant Certificate, and ending on the date two years from the date of such original issuance, unless extended by the Company in its sole discretion ("Expiration Date"), the Holder shall have the right to purchase the Shares hereunder at the Exercise Price. After the Expiration Date, the Holder shall have no right to purchase any Shares hereunder and this Warrant shall expire thereon effective at 5:00 p.m., Pacific Time. At its sole option, the Company may extend the Expiration Date.

     2. The rights represented by this Warrant may be exercised at any time within the period above specified, in whole or in part, by (i) the surrender of this Warrant (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company); (ii) payment to the Company of the Exercise Price then in effect for the number of Shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any; and (iii) delivery to the Company, if the Company so requires, of a duly executed agreement signed by the Holder to the effect that such person agrees to be bound by all provisions hereof. This Warrant shall be deemed to have been exercised, in whole or in part to the extent specified, immediately prior to the close of business on the date this Warrant is surrendered and payment is made in accordance with the foregoing provisions of this Paragraph 2, and the person or persons in whose name or names the certificates for Shares shall be issuable upon such exercise shall become the holder or holders of record of such Shares at that time and date. The certificates for the Shares so purchased shall be delivered to the Holder within a reasonable time after the rights represented by this Warrant shall have been exercised.

     3. This Warrant may not be exercised or sold, transferred, assigned, or otherwise disposed of at any time by the Holder unless the transaction is registered under the Securities Act of 1933, as amended (the "Act") or, in the opinion of the Company (which may in its discretion require the Holder to furnish it with an opinion of counsel in form and substance satisfactory to
it), such exercise, sale, transfer, assignment, or other disposition does not require registration under the Act and a valid exemption is available under applicable federal and state securities laws. Any permitted transfer or assignment shall be effected by the Holder (i) completing and executing the form of assignment at the end hereof and (ii) surrendering this Warrant with such duly completed and executed assignment form for cancellation, accompanied by funds sufficient to pay any transfer tax, at the principal executive office of the Company, accompanied by a written representation from each such assignee addressed to the Company stating that such assignee agrees to be bound by the terms of this Warrant; whereupon the Company shall issue, in the name or names specified by the Holder (including the Holder) a new Warrant or Warrants of like tenor with appropriate legends restricting transfer under the Act and representing in the aggregate rights to purchase the same number of Shares as are purchasable hereunder.

     4. The Company covenants and agrees that all Shares purchased hereunder will, upon issuance, be duly and validly issued, fully paid, and non-assessable and no personal liability will attach to the Holder thereof. The Company further covenants and agrees that during the period within which this Warrant may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

     5. This Warrant shall not entitle the Holder to any voting rights or other rights as a stockholder of the Company, either at law or in equity, and the rights of the Holder are limited to those expressed in this Warrant and are not enforceable against the Company except to the extent set forth herein.

     6. In the event that the Company shall at any time subdivide or combine into a greater or lesser number the number of outstanding shares of Common Stock, the number of Shares purchasable upon exercise of the Warrant shall be proportionately increased and the Exercise Price proportionally decreased in the case of subdivision or, in the case of combination, the number of Shares purchasable upon the exercise of the Warrant shall be proportionately decreased and the Exercise Price proportionately increased. Irrespective of any adjustments in the Exercise Price or the number of Shares purchasable upon exercise of the Warrant, the Warrant theretofore or thereafter issued may continue to express the same price and number and kind of Shares as are stated in the Warrant initially issued.

     7. The Warrants are redeemable by the Company at any time prior to the Expiration Date on not less than thirty (30) days prior written notice, at a redemption price of $.01 per Warrant, provided that prior to the redemption the closing price of the Common Stock issuable upon exercise of a Warrant shall equal or exceed $4.00 per share for twenty (20) business days within any period of thirty (30) consecutive business days ending within ten (10) days preceding the written notice. If the Company shall elect to redeem Warrants, notice of redemption shall be given to the holders of all outstanding Warrants to whom the redemption shall apply by mailing by first-class mail a notice of such redemption, not less than thirty (30) nor more than sixty (60) days prior to the date fixed for redemption, to their last addresses as they shall appear upon the registry books, but failure to give such notice by mailing to the holder of any Warrants, or any defect therein, shall not affect the legality or validity of the proceedings for the redemption of any other Warrants. The notice of redemption to each holder of Warrants shall specify the date fixed for redemption and the redemption price at which Warrants are to be redeemed, and shall state that payment of the redemption price of the Warrants will be made at the office of the Company upon presentation and surrender of such Warrants, and shall also state that the right to exercise the Warrants so redeemed will terminate (stating the date of such termination) and shall state the then current Exercise Price. If the giving of notice of redemption shall have been completed as above provided, the right to exercise the Warrants shall terminate at the close of business on the business day proceeding the date fixed for redemption, and the holder of each Warrant shall thereafter be entitled upon surrender of his Warrants only to receive the redemption price thereof, without interest.

     8. This Warrant Certificate does not constitute an offer to sell, nor does it confer any right to purchase, securities of the Company until such time as the conditions precedent to its exercisability have been fulfilled.

     IN WITNESS WHEREOF, PayStar Communications Corporation has caused this Warrant to be signed by its duly authorized officer.

                                   PayStar Communications Corporation



                                   By
                                   Its

PURCHASE FORM
(To be signed only upon exercise of Warrant)

     The undersigned, the Holder of the foregoing Warrant, hereby irrevocably elects to exercise the purchase rights represented by such Warrant for, and to purchase thereunder, Shares of the Common Stock of PayStar Communications Corporation, and herewith makes payment of $__________ therefore, and requests that the share certificates be issued in the name(s) of, and delivered to_______________________________________________________________ whose address(es) is (are)____________________________________________________.

Dated:

     (Signature)

     Name (Print or Type)

     Address:



TRANSFER FORM
(To be signed only upon transfer of the Warrant)

For value received, the undersigned hereby assigns and transfers unto _____________________________________________ the right to purchase shares of the Common Stock of PayStar Communications Corporation, Inc. represented by the foregoing Warrant to the extent of________ Shares, and appoints ___________________________, attorney to transfer such rights on the books of
_____________________________________________, with full power of substitution in the premises.

Dated:

     (Signature)

     Name (Print or Type)

     Address: