Form 10KSB
period 2000-12-31
PAYSTAR COMMUNICATIONS CORP
filed 2001-04-02
CIK 1080531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-32197

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year:     $9,431,407

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average high and low sale prices of such stock, as of a specified date within the past 60 days: $2,260,972 at March 28, 2001.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 28, 2001, there were 8,101,835 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                           4

ITEM 2.  DESCRIPTION OF PROPERTY                                          23

ITEM 3.  LEGAL PROCEEDINGS                                                23

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         26

PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             30

ITEM 7.  FINANCIAL STATEMENTS                                             35

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                             35

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS  35

ITEM 10.  EXECUTIVE COMPENSATION                                          36

ITEM 11.  SECURITY OWNERSHIP OF CERTAINBENEFICIAL OWNERS AND MANAGEMENT   42

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  43

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                          45

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Our company, PayStar Communications Corporation, was originally incorporated under the name of "Soterco, Inc." on June 16, 1977. We changed our name to "Sun Source, Inc." on September 11, 1997, and again to "PayStar Communications Corporation" on November 10, 1998.

     From the date of incorporation until October of 1979, we did not engage in any business activities. In October of 1979 the Board of Directors was presented with an opportunity to develop a mineral property in Inyo County, California, on a joint venture basis with a mining company. In December 1979 we were informed that the test drills in the Inyo mine site had not proved out and that the mine, known as the Suitcase Mine, could not be commercially operated. The project was thereafter abandoned and we became inactive until 1997.

     In December of 1997 we acquired, in a stock for stock exchange, all of the issued and outstanding stock of a closely held Utah corporation known as Sun Source, Inc. The Utah Company became a wholly owned subsidiary and was engaged in the business of operating a tanning salon in Salt Lake City, Utah. The business was subsequently terminated and the subsidiary was sold. We again became dormant in approximately July 1998.

     On October 12, 1998, we entered into a reorganization agreement with PayStar Communications, Inc., a closely held Nevada corporation, and the shareholders of this entity. The closely held company was incorporated in the State of Nevada on June 10, 1998, for the purpose of managing coin and credit card operated pay telephones. The agreement provided that on the closing date the shareholders of the closely-held company would exchange all of their shares for 2,000,000 shares of our company, such that the closely-held company would become a wholly owned subsidiary and the shareholders of the subsidiary would own approximately 65% of the outstanding stock. The closing of the reorganization agreement was held on October 30, 1998.

     On August 22, 1997, we forward split our outstanding shares at the rate of six-for-one, which means that each share of stock outstanding immediately prior to the forward split was increased to six shares after the split. On November 16, 1998, we forward split our outstanding stock again at the rate of two-for-one, which means that each share of stock outstanding immediately prior to the forward split was increased to two shares after the split. All references to outstanding shares in this report reflect these forward stock splits, unless otherwise designated.

     On September 30, 1999, we entered into a reorganization agreement with U.S. Cash Exchange, Inc., a closely held California corporation, and the shareholders of this entity. The closely held company was incorporated in the State of California on June 24, 1996, for the purpose of commencing the business of marketing and managing scrip-type ATM machines. From its inception until its acquisition by us, U.S. Cash Exchange had been engaged in the marketing and management of scrip-type ATM machines. The agreement provided that on the closing date the shareholders of the closely-held company would exchange all of their shares for 2,700,000 shares of our company, such that the closely-held company would become a wholly owned subsidiary and the shareholders of the subsidiary would own approximately 41% of the outstanding stock. The closing of the reorganization agreement was held on October 1, 1999.

     In July 2000 we purchased payphone routes from Payphones, Inc. consisting of 103 pay telephones located primarily in New Orleans, Louisiana. The purchase price was $340,000 payable with $142,500 cash and $197,500 in a promissory note convertible into our common stock.

     In December 2000, we entered into an asset purchase agreement with PAIDCard.net, Inc., a Nevada corporation, to acquire substantially all of the assets, and to assume certain liabilities, of this entity. PAIDCard.net, Inc. is engaged in the business of providing a prepaid anonymous Internet debit card platform. The agreement provides for the assets to be purchased by our wholly owned subsidiary, PayStar Financial Services, Inc., a Nevada corporation incorporated on December 11, 2000, for the purpose of this transaction. At closing we would issue a total of 400,000 shares and two-year Class A Warrants to purchase another 400,000 shares of common stock at an exercise price of $2.00 per share. In addition, we would issue an additional 85,000 shares and 85,000 Class A Warrants to satisfy $170,000 of outstanding loans to PAIDCard.net, Inc. The closing of the transaction is anticipated for April 2001.

     Also in December 2000, we entered into an asset purchase agreement with NCS-Network Communications Solutions, LLC, a Nevada limited liability company, to acquire substantially all of the assets, and to assume certain liabilities, of this entity. NCS was engaged in the business of designing web sites and developing Internet applications. The agreement provided for the assets to be purchased by our wholly owned subsidiary, PayStar.com, Inc., a Nevada corporation incorporated on June 29, 2000, for our proposed web hosting and design operations.. At closing we issued a total of 150,000 shares and Class A Warrants to purchase another 150,000 shares of common stock at an exercise price of $2.00 per share for the assets of NCS. The closing of the transaction was held on March 22, 2001.

     Effective February 27, 2001, U.S. Cash Exchange, Inc. changed its domicile to the State of Nevada by merging into U.S. Cash Exchange, Inc., a Nevada corporation incorporated on September 12, 2000.

     Effective March 1, 2001, we entered into a stock-for-stock exchange agreement with SHS Communications, Inc. and Position Industries, Inc., two closely held California corporations, and the shareholders of these entities. SHS was incorporated in the State of California on September 11, 1997, for the purpose of being a full service telecommunications provider in the switch marketplace. Position Industries was incorporated in the State of California on September 10, 1993, for the purpose of installing, programming and maintaining equipment for the long distance market. The agreement provided that on the closing date the shareholders of the closely-held companies would exchange all of their shares for 1,000,010 shares of our company, such that the closely-held companies would become wholly owned subsidiaries. The closing of the reorganization agreement is scheduled for March 30, 2001.

     On March 16, 2001, we incorporated PayStar Prepaid Services, Inc. as a wholly owned subsidiary.

     Our business is divided into two principal segments: Pay telephone services and ATM scrip services. Our pay telephone business is managed through our wholly owned subsidiary, PayStar Communications, Inc. and our ATM scrip business is managed through our other wholly owned subsidiary, U.S. Cash Exchange, Inc. We have also created, or are in the process of developing, the following additional divisions of operations:

     - Wholesale Carrier Services and Lucent Switch Services. This division would implement the operations of SHS Communications, Inc. and Position Industries, Inc.

     - Prepaid Services. We have commenced initial operations of this division to offer prepaid calling cards and other prepaid products through PayStar Prepaid Services, Inc.

     - 1+ Long Distance Telephone Services. We intend to offer these services through our PayStar Communications, Inc. subsidiary.

     -     Web Design and Hosting.    We have commenced initial
operations of this division by employing experienced web design personnel.

     - Wireless Bank Card Services. We are in the process of developing this division to offer wireless credit and debit card processing services.

     - Multimedia Services. We have commenced initial operations of this division to offer national and local advertising on payphone billboards and video advertising on ATMs.

     - Internet Debit Card Services. This division would be implemented with the closing of the agreement with PAIDCard.net, Inc.

     - Internet Kiosks. We propose to offer Internet access services through Kiosks, which will be part of our mutimedia services division.

     - Wireless Services. We intend to offer wireless bankcard and check transaction services through our U.S. Cash Exchange subsidiary.

     Our strategy is to develop points of distribution through merchant locations or network service sites for our entire product line. This will be driven by internal sales efforts and through merger and acquisition activity. Our approach centers on points of distribution in thousands of merchant locations throughout North America or distributed by carrier customers worldwide.

Our Pay Telephone Business

     We operate and manage over 3,500 privately owned pay telephones located throughout California, northwestern Nevada, Louisiana, Texas, and Florida. Of these, we own thirty-five. The pay telephones are situated in a wide variety of retail, commercial, and business environments, including Fortune 500 companies. The pay telephones generate revenue from both coin and non-coin calls. The typical location of the pay telephones includes liquor and convenience stores, gas stations, retail strip centers, restaurants, and fast food facilities.

     We have also entered into a non-binding letter of intent with Telad International, Inc., an Oregon corporation, to acquire approximately 1,000 pay telephones owned and operated by Telad. The acquisition would include the site locations and all assets associated with the pay telephones.

     Industry Background

     In 1984, a ruling by the U.S. District Court for the District of Columbia in the well-documented Bell System antitrust divestiture case, United States
v. American Telephone & Telegraph Company, created various business opportunities in the telecommunications industry. In 1985, the FCC and most of the state public service commissions followed this initiative by authorizing the connection of competitive or privately owned public pay telephones to the public switched network. Prior to that time, the Bell System and other monopoly local exchange carriers owned all public telephones in the United States.

     Prior to 1987, coin calls were the sole source of revenue for independent public pay telephone companies. Long distance calling card and collect calls from these pay telephones were handled exclusively by AT&T. All revenue, except the coins deposited in public pay telephones, went to AT&T rather than to the owner of the public pay telephone. Beginning in 1987, a competitive operator service system developed which allowed operator services providers to offer independent public pay telephone companies commissions for directing operator assisted or calling card calls to them.

     Acquisition of Pay Telephones

     As part of our business strategy we intend to seek and acquire performing existing pay telephone routes. We have established certain criteria used in seeking and evaluating potential acquisition candidates. These criteria include:

     - The volume of coin revenues;

     - operator services revenues;

     - dial around compensation;

     - commissions paid to the site owners;

     - years remaining with  the merchant agreements;

     - the amount of the phone bills; and

     - the manufacturer and model of pay phones.

     Acquisitions may take several forms, including cash purchases, or a combination of cash and stock. In some instances we may purchase the company owning and operating the pay telephones, and in other cases we may purchase only the pay telephone equipment and site contracts. We are currently negotiating with several potential acquisition candidates, but we have not entered into any definitive agreements for purchase.

     Management Arrangements

     We offer our customers four management service options at fixed monthly fees, with level one being the least expensive and level four the most expensive. Set forth below are the services provided under each level:

     - Level 1 includes the monthly distribution of coin box collections and an accounting statement. The monthly service fee is $25.00.

     - Level 2 includes Level 1 services plus equipment cleaning as required during each coin box collection. The monthly service fee is $35.00.

     - Level 3 includes Levels 1 and 2 services, plus payment of coin commissions due site owners, and invoices due venders, such as local/long distances telephone companies, and so forth. Also, this level includes one service call to effect repairs or, at the direction of the owner, to make equipment improvements. The monthly service fee is $50.00.

     - Level 4 includes Levels 1, 2, and 3 services plus a sale release option which provides that commencing with the fifth anniversary date of each agreement, the owner has the option to require us to purchase the pay telephone for $6,000 or the fair market value, whichever is higher. The monthly fee due is 70% of the net revenues. The pay telephone owner is entitled to the balance of the net revenues or a fixed amount, whichever is greater.

     Under the management contracts we are responsible for collection of the coins and other revenue from the telephones; disbursing from the gross revenues the costs of the telephones, such as site owner commissions, local and long distance costs, operator service providers and other carriers; providing for the repair of the telephones, including parts and labor; maintaining the telephones in a neat and clean condition; and, with the prior consent of the telephone owner, performing capital improvements to the telephones to alter, rebuild, or renovate the telephones. All funds collected by us, less all of the costs associated with the telephones and our monthly fees, are disbursed to the telephone owner. We are required to maintain accurate books and records pertaining to the telephones and to provide monthly and annual reports to the owners concerning the revenues generated by each pay telephone. The management contracts are for an initial period of one year and are automatically renewed, unless terminated prior to any renewal date. Each telephone owner has the right to terminate the management agreement at any time upon written notice to us. We and the owners have each agreed to indemnify the other for actions arising out of tortuous conduct or any breach of the agreement. The telephone owner is required to maintain fire and business interruption insurance, liability insurance for the operation of the telephones, and any workers' compensation insurance required by law. The agreement is freely assignable by either party. In December 2000 we ceased issuing these management contracts and focused our efforts on acquiring existing pay telephone routes with existing service arrangements which we would own and operate.

     Of the pay telephones that we manage, 1,132 are owned by Quantum Network Services, Inc., a California corporation controlled by William D. Yotty, an officer, director, and principal shareholder of ours. We perform these services pursuant to a one-year, renewable management agreement with Quantum dated May 1, 1999. Quantum has selected Level 2 services for all of the pay telephones managed by us, but pays $32.00 per month pursuant to the management contract.

     Coin Calls

     The pay telephones generate coin revenues from interstate and intrastate long distance calls and local calls. We estimate that most of the gross coin revenues are derived from local calls. Because busy and non-connect calls are part of the billing system, but generate no revenues, we cannot provide exact figures and therefore can only estimate such amount. In all of the territories in which we operate, we charges the same rates for local coin calls as the local exchange carriers charge. They typically charge $0.35 for a local coin call in all of the territories in which the pay telephones are located. For the year ended December 31, 2000, the total coin revenues were approximately 65% of the total revenues generated by the telephones.

     Non-Coin Calls

     We have entered into contractual agreements with operator service companies such as AT&T to provide non-coin call capabilities on all of our pay telephones. These calls include 800 number access, operator assisted calling, person-to-person calling, foreign language assistance, and collect calling. PayStar receives a commission off of each call made. For the year ended December 31, 2000, the pay telephones generated approximately 35% of the revenues from non-coin telephone calls.

     Site Selection

     As part of our management arrangement, we are also involved in the selection of the sites for the pay telephones. The pay telephones are generally located where there is a demonstrated high demand for public pay telephone service based upon high foot traffic or a reason for a patron to use the pay telephone, such as at a truck stop, school, prison, fast food chain, drug store, or movie theater. Each location is evaluated for suitability based upon strict criteria that only allows profit-generating locations to be acquired. If available from the local exchange carrier, the performance history of each potential location is obtained by the site owner and is evaluated by us. If such performance history is not available, locations are generally selected based upon the experience of our employees in evaluating payphone locations. If a pay telephone fails to perform as anticipated within from three to six months, it is generally removed and placed in a new location.

     We generally focus our efforts to secure accounts with small local businesses, but we also negotiate with larger national accounts when possible. As discussed above, we also actively seek and purchase groups of pay telephones. We utilize outside independent locating contractors in securing new locations. As of December 31, 2000, we had two principal outside contracting companies. Outside locating contractors are compensated on a flat-fee, per-location basis.

     The pay telephones are installed pursuant to agreements with the property owners. Each of the agreements has a specified term, generally for five to ten years. Each agreement provides for a revenue sharing arrangement with the particular property owner, which is generally a percentage of either the gross or net coin and non-coin revenue generated from the use of the pay telephones. The percentage of revenue paid to the property owner is generally fixed for the period of the agreement.

     We are obligated to service, clean, and maintain the pay telephone equipment installed pursuant to the site agreements. The site owners have no ownership interest in the pay telephone equipment. Generally the owner is obligated to maintain insurance on the pay telephone equipment to cover potential liability from persons or property arising from the operation of the equipment.

     Service and Maintenance

     We maintain a staff of telephone technicians in each area in which the pay telephones are located. We impose a high standard of service and maintenance in order to assure the pay telephones are operating properly and generating revenue. The software system used with the pay telephones enables us via modem to diagnose the vital functions of the telephones and to count the coins in the pay telephones on a daily basis. Such software programs are obtained from the manufacturers of the pay telephones by means of a license granted to us. In addition, we own a software system that enables us to compute the commissions due to each property owner based upon the actual collections.

     The pay telephones are polled on a daily basis for potential operational problems and for coin counts. This routine allows us to respond quickly to any suspected troubles and to collect the coins on a scheduled basis. Generally, we are able to determine possible troubles before the telephone users report the problems to us. As a result of our computer system, the telephones are usually repaired within 24 hours. This system also enables us to reduce the number of visits required at each pay telephone to maintain its operation and to collect the coins.

     Based upon the results of the polling of each of the telephones each night, we can determine which of the telephones requires collection or service. Our service technicians are authorized to remove the coin boxes from the pay telephones. Upon removing the sealed coin box from the pay telephone, the technician is unaware of the number of coins in the coin box, while management, through use of the pay telephone software system, has an accurate count of the coins. Once the coin boxes are returned to the office, the office manager opens them and the coins are counted. The amount in each coin box is recorded and compared with the information provided by the software system. We reconcile variances at each telephone on a regular basis.

     Vandalism of the pay telephone equipment has had a negligible effect upon the operations or profitability of the pay telephones. We estimate that approximately .05% of the pay telephone equipment is vandalized on a weekly basis. Such vandalism usually consists of damage to the handsets. If vandalism at a particular location persists, we usually will relocate the pay telephones to a more secure location at the same site or remove the telephone to a new site.

     The loss of long distance revenues because of the unauthorized use of our long distance service by so-called "hackers" has been substantially eliminated. If a hacker in fact charges an unauthorized long distance telephone call to one of the our pay telephones, we can notify the long distance carrier and receive credit for such call. We estimate that our current arrangements with our long distance carrier prevents virtually 100% of such unauthorized calls from being placed; we also estimate that we are able to identify almost all of the remaining unauthorized long distance calls by hackers and receive credit back from the long distance carrier.

     Competition

     The markets in which we operate are fragmented, but very competitive due principally to the number of providers of telecommunications services operating in the markets in which our pay telephones are located.

     Our principal competitor in each market is the local exchange carrier. We estimate that approximately 82% of all pay telephones in these markets are owned and operated by the local access carriers. In addition, we estimate that there are approximately one hundred independent providers in most populated state geographic market areas. We believe that the principal competitive factors in the public pay telephone industry are related to the ability to locate pay telephones in desirable locations. The competitive factors involved in obtaining such locations include the payment of signing bonuses or incentives to property owners, the rate of commission paid to the property owners, and the level of service provided to the them.

     We believe there are two principal factors that determine whether a company can successfully compete in this industry, namely the cost of locating a pay telephone and the service provided to the location owner. Because of the many years of experience of our management in this industry, we believe we can negotiate profitable contracts for the site locations. We also believe that the level of service that we provide to our location owners and our pay telephone customers equals or exceeds that provided by our competition. In part, our superior service is a result of the use of equipment that equals or exceeds that used by our competition, thus allowing us to respond quickly to any problems with the pay telephone.

     In particular, we believe we can compete directly with the local exchange carriers. We can generally offer site owners more revenue and better services than they currently receive from the local exchange carrier.

     To a limited degree we also compete with cellular telephone companies. However, in many cases, those who cannot afford the cost of obtaining cellular telephone service use pay telephones.

     Equipment

     Our pay telephone equipment and the pay telephones managed by us use the latest technology. Protel manufactured approximately 80% of these pay telephones currently operated by us, with the remaining 20% being manufactured by Elcotel. Most of the pay telephones are less than two years old and are updated on a regular basis with new electronics from the manufacturers approximately every six months to a year. In addition to the pay telephones, we purchase the pay telephone booth equipment from a number of different vendors based upon the best price available.

     Our pay telephones use microprocessors that provide voice synthesized calling instructions and the capability to detect and count coins deposited during each call. These intelligent telephones also provide information to the caller at certain intervals regarding the time remaining on each call and the need for an additional deposit.

     Regulation

     In January 1996, Congress passed the Telecom Act, a comprehensive telecommunications bill that, in part, dealt with several concerns of the independent pay telephone industry. Congress stated that its intent was to create a "pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition". The Telecom Act, among other things, requires local telephone companies to eliminate subsidies of their pay telephone services and to treat their own and independent payphones in a nondiscriminatory manner.

     Of particular importance to our company, the Telecom Act addressed the inherently unfair disadvantage independent pay telephone companies have in competing with regulated monopolies, the compensation of independent pay telephone companies for calls made from their equipment that previously offered no compensation, and the issue of price regulation of local calls by the various state Public Utility Commissions.

     Under the Telecom Act, the Regional Bell Operating Company's (RBOCs) must operate their payphone divisions with separate profit and loss statements.
The Company believes that this will likely result in the Company's RBOC competitors being less aggressive in bidding for locations. It may result in the RBOCs removing many low volume pay telephones that collectively compete with the Company's pay telephones.

     With regard to Dial-Around Compensation, which is a compensation plan to insure that all payphone service providers are fairly reimbursed for each and every completed intrastate and interstate call using their payphones, pay telephones are now required by the FCC to provide equal access to all long-distance carriers. This is accomplished by access codes, which are the calls to 800 numbers or 10XXX numbers, that the caller uses to reach the long-distance carrier of his choice. Prior to November 1996, the Company received just $6.00 per payphone per month from long-distance carriers for providing this Dial-Around service. The Telecom Act recognized that it is a burden to payphone companies to provide such access and that the compensation paid to payphone companies for this access should be greater. Because the infrastructure to track and compensate for these calls did not exist at that time, the FCC's 1996 order raised the flat rate of compensation for Dial-Around service to about $45.00 per payphone per month, based upon $0.35 per call times the national average of 131 monthly Dial-Around calls placed per payphone. In October 1997, the method of compensating payphone companies was scheduled to switch to a per call charge of $0.35 to be tracked and paid by the long-distance carriers.

     The FCC's 1996 order implementing the increased Dial-Around compensation was appealed, with the intent of decreasing the amount of the matter to the FCC for reconsideration of the rate of Dial-Around compensation. The Court found that the per call charge of $0.35 was inappropriate because the FCC did not consider evidence of the differences in the cost of coin calls and Dial-Around calls. The long distance carriers then petitioned the Court to clarify the effect of the Court's July decision and to a vacate the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending the FCC's re-examination of the Dial-Around rate. Further, in a letter to the FCC dated August 15, 1997, AT&T challenged the FCC's authority to order the long-distance carriers to make any payments during the pendency of the rate determination and stated its intention to make Dial-Around payments voluntarily based on its imputed rate of $0.12 per call, subject to retroactive adjustments, up or down, after the FCC's final order on remand. The Court agreed with the long-distance carriers. In a decision dated September 16, 1997, the Court vacated the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending a new FCC order on remand. Accordingly, the long-distance carriers were not required to make Dial-Around payments to payphone service providers until the FCC issued a new order setting the Dial-Around rate. On October 9, 1997, the FCC issued an order establishing the Dial-Around rate as of October 7, 1997 at $0.284 per call ($0.35 minus an off set of $0.066 for expenses unique to coin calls) for the two years beginning October 7, 1997. The FCC indicated that it planned to address Dial-Around compensation for the period from November 6, 1996, through October 6, 1997 in a subsequent order and tentatively concluded that the $0.284 per call rate adopted on a going forward basis should also govern compensation during the period from November 6, 1996 through October 6, 1997. This would be approximately $37 per payphone per month. Because the Company could not be certain what the rate of Dial-Around compensation would be for the period from November 7, 1996 through October 6, 1997, it has determined the amount of its revenue from Dial-Around compensation for the six months ended June 30, 1997 and going forward through October 6, 1997 based upon the previous rate of $6.00 per payphone per month, and established an $85,000 liability for revenue accrued in excess of the previous rate during the period from November 6, 1996 through December 31, 1996. Beginning October 7, 1997, the Company began recognizing revenue from Dial-Around compensation based upon the Dial-Around rate of $0.284 per call multiplied by an estimated number of dial-around calls per phone. On May 15, 1998 the Court again remanded the dial-around rate back to the FCC for further justification of the $0.35 starting point. On February 4, 1999 the FCC issued an order reducing the dial around rate to $0.24 retroactive to October 7, 1997 and going forward until at least January 31, 2002. The FCC indicated that it planned to address Dial-Around compensation for the period from November 7, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.24 per call rate adopted on a going forward basis should also govern compensation during the period from November 7, 1996 through October 6, 1997. However, there can be no assurance that Dial-Around compensation will not be based on a rate that is less than $6.00 per payphone per month for the period from November 7, 1996 through October 6, 1997 or that is less than $0.24 per call for the period beginning October 7, 1997. The setting of a rate of Dial-Around compensation that is to be paid to the Company that is less than the Company's estimate of such rate could have an adverse effect on the results of operations and financial condition of the Company, which could be material.

     The FCC also adopted rules pursuant to the Telecom Act which on October 7, 1997, repealed all rules regulating the cost of a local call placed at a payphone and allowed the market to set the rate for local coin calls, unless the state can demonstrate to the satisfaction of the FCC that there are market failures within the state that would not allow market-based rates.

Our ATM Scrip Business

     General

     We currently own, operate, and manage scrip ATM units which provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. At December 31, 2000, we managed approximately 3,000 scrip machines, of which we owned approximately 25%, located throughout the United States. Generally, the scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations. The scrip machines are provided to the merchants at no cost, and the merchants receive a percentage of the fee paid by the customer to use the machine. We receive the balance of the processing fee. For the machines owned by others and rented by us from the owners of the machines, we pay the monthly rental fee out of the profits generated each month by the machines and keep the remaining balance, if any.

     Industry Overview

     In recent years the number and use of cash dispensing and debit machines have increased dramatically. The Star System, Inc. debit network reported April 5, 1999, that ATM/debit card use continues to escalate as evidenced by the results of their consumer survey. The survey of more than 4,000 households in nine Western states revealed that consumers used their ATM/debit cards, on average, 16.3 times per month in 1998 compared to 15.4 times per month in 1997. More importantly for our industry, while ATM use increased just slightly, growth was more rapid in the use of scrip at the point of sale which jumped from an average of 6.6 times per month in 1997 to 7.4 times per month in 1998, a one year increase of 11%. The Star consumer survey conducted in 1994 revealed consumers were using ATM cards an average of 8.0 times per month. In just four years, usage doubled.

     This industry can be separated into three broad categories:

     -     Those companies marketing point of sale products;

     - Those marketing ATM cash dispensing machines, including banks and independent agents; and

     -     Those marketing scrip machines.

     Companies marketing point of sale products are characterized as providing the merchant with a debit PINpad that allows customers to use their ATM debit cards at the checkout register. Most merchants purchasing this system buy a PINpad to use in conjunction with their credit card equipment. This PINpad integrates with their equipment to provide debit card processing.

     Generally, ATM cash dispensing machines are either sold to the merchant or placed on the premises for free if the merchant meets certain qualifications designed to assure the owner of the machine that a minimum amount of transactions would occur at the location.

      Currently those companies, like ours, that market scrip machines to merchants, represent the smallest segment of the industry. Management estimates that there are approximately 5,000 of this type of machine installed throughout the United States, including those owned by us.

     A number of large franchise companies are testing the use of debit or cash dispensing machines in their franchise locations. We believe that the trend toward the increased use of debit or cash dispensing machines will be a positive factor in the growth of our business.

     Agreements with Business Operators

     We provide our services and place the scrip ATM units owned or rented by us at locations pursuant to agreements with the owners of business premises. Such agreements typically have initial terms of five years, with automatic renewal clauses for two additional years, unless terminated by the client prior to the end of the initial term. These agreements also provide that if there are fewer than a minimum number of approved transactions per month, the business owner will pay a certain amount for each transaction less than the minium number. There can be no assurance that any of the agreements will be renewed after their initial terms. These owners typically receive a fee based on a percentage of scrip dispensed transactions.

     Services Offered

     The scrip machine can be described as a hybrid ATM machine and works essentially like a cash-dispensing machine. At the machine, the customer swipes his or her debit card through the machine, enters a PIN number that acts as a security code for the customer, and selects the dollar amount of scrip desired. The merchant can preset the amounts of the scrip at various levels, for example, $5, $10, $20, and $40, depending upon the type of business. Upon authorization of the transaction by either the bank who issued the debt card or a designated agent, the scrip machine dispenses a paper receipt, which the customer takes to the check out counter to receive merchandise and any cash in excess of the purchase. The customer is guided through the process by instructions and messages that appear on the LCD display on the machine. This process allows the customer to make a purchase without using cash and to receive cash back from the transaction. In most instances, the customer is required to purchase an item at the location to redeem the scrip. Total elapsed time to obtain the scrip from our machine is usually under 30 seconds per customer. Generally, the scrip machine is located somewhere other than at the checkout counter to avoid delaying the checkout process for other customers waiting in line.

     The scrip machines will accept all debit cards. There is a preset limit on the amount of scrip available in each transaction. The bank, the merchant, or both can set this limit. Each transaction charges the customer a terminal fee. This fee is split between the processing company, the merchant, and us. All transactions are posted through Lynk Systems, Inc. which in turn posts the transaction to the merchant's bank within two business days. Lynk Systems, Inc. monthly distributes the terminal fee to the merchants and us.

     We believe this type of machine offers a number of advantages to the merchant and the customer. For the merchant it has the potential to increase foot traffic into his store because of the convenience for the customer in using a debit machine rather than carrying cash. It also has the potential to increase the amount spent by each customer who may want to purchase more items than he has cash to do so. It also decreases losses from bad checks and is faster to process than checks at the checkout counter. For the customer it is faster and easier than writing a check, it is safer than carrying cash, it requires no identification to use the scrip machine or at checkout, there is more security using the scrip machine inside the store rather than an outside ATM machine, and the surcharge is usually less than the cost of using an ATM machine.

     We also offer a 24-hour telephone support system to provide assistance to customers and to report problems of any machine at any location. Our office staff handles customer and service calls during normal business hours. During non-business hours calls are taken by our voice mail system which directs the caller to an 800-number for after hours assistance. This 800 service is available 24 hours every day from our current debit processor. We are highly dependent upon the proper functioning of our telecommunications and equipment. While we strive to provide reasonable backup provisions, there can be no assurance that certain events caused by outside parties, such as telephone companies, debit card processors and banks, which are beyond our reasonable control, could not disrupt our business.

     Service and Maintenance

     Our in-house service representative's handle most service calls from the merchant. They will attempt to walk the merchant through corrective actions to attempt to fix the problem. If this does not occur, a service representative will be dispatched to the location if it is close to our company office. If it is outside of this geographic location, we will sometimes call an outside contractor to visit the location and fix the problem. These are contractors with whom we may have a preexisting business relationship, but with whom we do not have any existing contract. In other instances, we will simply ship a new scrip machine to the merchant and have him return the broken one.

     The scrip machines permit us to check the activity of the machine, but do not allow us to diagnose any malfunctions. If a machine with a history of transactions posts no transactions for a particular period, we will contact the merchant to check the operation of the machine. We monitor our machines each day to ensure they are operating as efficiently as possible, thereby maximizing revenues.

     Debit Card Processing

     We have contracted with Lynk Systems, Inc. of Atlanta, Georgia, to process our debit transactions through the various debit networks. The basic debit transaction works similarly to a cash dispensing machine: a customer in our merchant's place of business walks up to the terminal, swipes the debit card through the unit, enters the PIN number and then enters the dollar amount. The terminal dials up to the appropriate ATM network, ensures the transaction is valid, and then sends back an approval (or a denial) code to the terminal. Then, instead of receiving cash out of the machine, the machine prints up a coupon or receipt which the customer then takes to the front counter and receives their cash back, less any purchase they have made.

     The merchant receives his money back from the ATM networks in one to two days. We receive our surcharge fee that was placed on the transaction from Lynk at the end of the month. This surcharge fee was debited from the cardholder's account at the same time the transaction occurred. The merchant also receives any commissions from the surcharge at the end of the month.

     Marketing

     We currently market our machines, either installed or merely the equipment, through third parties with an arrangement with Summit Technologies, LLC, a California limited liability company controlled by Jeff McKay, our former president and a present shareholder and consultant to our company. Our arrangement with Summit Technologies provides that Summit can purchase the equipment at a wholesale price and resell it to various distribution entities. Our agreement with Summit Technologies terminates in January 2002.

     Equipment

     We do not manufacture the scrip machines. We purchase the machines from multiple vendors that we have selected. We download our own software program into the machine for use by the merchants. We then bolt the machine to a stand which the merchant can affix to a counter or utilize our freestanding model. We do not have a written contract with our suppliers to guaranty a constant supply of the machines. However, we believe there are a number of alternate suppliers from whom we could purchase similar machines at approximately the same price and terms. If we were to lose an existing supplier, we believe that before we exhausted our inventory of machines, we could engage new suppliers.

     Our existing machines come with a one-year manufacturer's warranty, which is not voided by the assembly process we employ. We do not maintain any product liability insurance and do not believe that such insurance is necessary in our business.

     Competition

     In general, we compete with numerous ATM companies, including most banks, and many point of sale debit machine companies. Most of these companies are significantly larger and better financed than are we. We believe the greatest risk from these segments of the industry is from banks or other large companies already involved in the industry adding scrip machines to their inventory of products and offering these to the same merchants targeted by us.

     In the geographic areas where we currently offer our products, we compete with several companies offering cash dispensing or point of sale debit machines. These competitors include World Cash Providers, POS Systems Management, Inc., and Universal ATM.

     We believe we can compete successfully with our direct competition based upon our experience in this segment of the industry, what we believe is a superior product, and the quality of service we provide our merchants and customers. Also, we believe there is only one other company that vends the scrip machines in business locations at no cost to the merchant. We feel that being able to vend the machine at no cost to the merchant is a significant advantage in negotiating for location contracts.

     Government Regulation

     There are currently five states that do not permit surcharging on debit transactions. We do not attempt to place our machines in these states.

     The recent imposition of limits on charging for debit transactions in two California cities has no negative bearing on our industry. In fact, should any regulations be imposed, they would most likely have a positive impact on our company. There are several reasons for this:

     - The recent legislation was imposed upon only ATM cash dispensing machines owned and operated by banks. We are not a bank and as such would not fall under these regulations.

     - The regulations imposed are for cash dispensing machines, not for Scrip machines using point-of-sale (POS) networks. We do not use cash dispensing machine technology or networks. A point-of-sale transaction is one that occurs at the cash register or front counter, such as at a grocery store or gas station.

     - Most legislation impositions have concentrated on the secondary or "hidden" fees that banks charge when their customers use a competitor's ATM machine. Should legislation be passed and held by the courts to be valid, then this would be a positive factor for our industry because banks would then simply increase the up-front fee they charge for ATM transactions. This increase would serve to further demonstrate how low our fees are compared to those charged by our competitors.

Additional and Proposed Operations

     Lucent Switch Services.

     This division will be created with the closing of the agreement with SHS Communications and Position Industries scheduled for March 30, 2001. In partnership with Position Industries, SHS Communications focuses upon switching equipment and software services for the telecommunications industry. The companies have extensive experience in engineering, software development, hardware final assembly and provisioning equipment installation and maintenance. With this new division we will become a "carrier's carrier" for wholesale long distance service to domestic and select international locations.

     Prepaid Services.

     Operations and promotional activities began upon incorporation of this division during March. We expect initial revenues from this division during second quarter 2001. This division will feature the sale of prepaid services through our existing merchant base and new customers and will operate through our wholly owned subsidiary, PayStar Prepaid Services, Inc. The division will offer multiple venues of distribution including prepaid calling cards, prepaid home dial tone, and prepaid internet services.

     1+ Long Distance Telephone Services.

     Marketing activities have begun with services scheduled for installation during second quarter. We anticipate the generation of revenues during the second quarter 2001. This division will be able to offer long distance rates to the consumer through its ability to process calls on the company's in-house switches. Management believes this will provide a competitive advantage in that we do not pay a "middleman" for the long distance minutes.

     PayStar Financial Services, Inc.

     We are in the startup phase of creating this division. We anticipate commencing operations in the second quarter 2001. The division will create its own ISO (independent sales organization) and will provide merchants with the ability to process credit card transactions at competitive rates.

     PayStar.com, Inc.

     In March 20001 we acquired all of the business assets of an existing Internet business, NCS-Network Communications Solutions, LLC. NCS provided a number of Internet services which we have incorporated into this division, including the following:

     - corporate web site design;
     - personal page development; and
     - web site hosting.

     Our customer base for these services is located throughout the United States. As of December 31, 2000, we had approximately 40 web site design clients; 50 personal page development clients; and 81 web site hosting clients.

     Web Site Design. We offer self-designed and professionally designed Internet web sites. Our web site developers and contractors enable us to design virtually any type of web site. Using the latest technology, we can develop applications to sell products and services online. Additionally, we can create interactive systems that save companies time and money, while effectively promoting the products and services that fund organizations. We believe that by integrating databases, inventory control systems and delivery systems, our web sites designs are dramatically improving the way business is done in today's society. We use both in-house web site developers and outside consultants to perform these services.

     Personal Page Development. In addition, our CleverSites Program allows Internet beginners the ability to design their own web site without any web design knowledge or even computer experience. CleverSites does not require any special software or computer equipment. Virtually anyone with Internet access and something to write about or something to sell can have a professional looking web site in a matter of minutes or just a few hours using CleverSites. We believe we can offer professionally designed web site packages to meet virtually any business' needs.

     Web Site Hosting. We offer a variety of hosting plans. They include private domain exchanges and secure servers. All design packages sold by us include monthly hosting of a web site, 24 hours a day, 7 days a week. The host server stores all files necessary to display web pages and serve them to visitors to the web sites.

     PayStar Multimedia.

     We commenced operations in this division during first quarter 2001. This division consists of national and local advertising from pay phone billboards and video advertising on ATMS.

     PAIDCard.net, Inc.

     We are in the startup phase of creating this division. We anticipate commencing operations in the second quarter 2001. PAIDCard will provide the customer with the means of purchasing products and services over the internet using our Prepaid Anonymous Internet Debit card.

Our Employees

     In our consolidated operations at March 20, 2001, we had a total of 63 full-time employees for our parent and all of our subsidiary corporations combined. None of our employees is subject to a collective bargaining agreement. We offer our employees coverage in our company health plan, as well as vacation and sick leave. Set forth below is a breakdown of the number of employees in our two predominant business segments:

     - In our pay telephone business we employed approximately twenty-five people on a full-time basis as of March 20, 2001. Of these employees, five were administrative, four were clerical, and sixteen were operations.

     - In our ATM scrip business we employed sixteen people on a full-time basis as of March 20, 2001. Of these employees, five were administrative, six were clerical, and five were in operations.

Business Risk Factors

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the pay telephone or scrip ATM businesses, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

     - Obsolescence of our current technology;

     - Uncertainty of the markets for our products or services;

     - Volatility of the price of our stock in the market place;

     - Changes in existing laws and regulations or the adoption of new laws or regulations;

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our pay telephone business and other operations are headquartered at 1110 West Kettleman Lane, Suite 48, Lodi, California; we also lease and use suites 46 and 49 at the same location. We lease a total of approximately 7,227 square feet of office space at this location. Our lease for Suite 48 expires June 24, 2002, and the lease for Suites 46 and 49 expires on January 24,
2002. Annual lease payments for the space are approximately $98,865. We maintain property and casualty insurance, renter's insurance, and liability insurance on the space.

     Our ATM scrip business is headquartered at 3001 Coffee Road, Suite 2, Modesto, California 95355. We lease approximately 3,000 square feet of office space at this location. Our lease expires May 31, 2001. Annual lease payments for the space are $41,400. We also rent on a month-to-month basis approximately 4,000 square feet of production space at 1307 N. Seventh Street, Suite B, Modesto, California. Our monthly rent payments are $1,150. We maintain property and casualty insurance, renter's insurance, and liability insurance on the space.

     We also have leased approximately 625 square feet of office space in Salt Lake City, Utah, for our prepaid services division. Our lease expires February 28, 2002. The annual lease payment for the space is $5,316. We maintain property and casualty insurance, renter's insurance, and liability insurance on the space.

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, neither our parent company nor any of its subsidiaries, or any of their properties, is a party to any pending legal proceeding. Except as set forth below, we are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five percent of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

     - On December 7, 1999, the Pennsylvania Securities Commission issued a summary cease and desist order against us and William D. Yotty, our chief executive officer, chairman, and principal shareholder, and against Interactive Technologies, Inc., a pay telephone marketing company, Tony O. LaVine, its president, and Joseph A. Watters, a selling agent for that company (Docket No. 9907-05). The order was issued without a hearing. The order alleged that the parties were in the business of offering and selling pay telephone and management services which constituted the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. In June 2000, without admitting or denying the allegations, PayStar Communications, Inc. and Mr. Yotty entered into an stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws. The order also bars Mr. Yotty and PayStar Communications, Inc. for a period of five years from selling securities in the State of Pennsylvania unless they retain counsel knowledgeable and experienced in securities matters to make all applicable filings. The parties were also ordered to pay $1,500 for costs of the commission. In addition, the parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of their purchase price. There were approximately 31 purchasers who paid a total of approximately $604,500 for the pay telephone equipment in the State of Pennsylvania who would potentially participate in the rescission offer. We have submitted the form of rescission offer to the Pennsylvania Securities Commission for review.

     - On December 23, 1999, a complaint was filed by World Cash Providers, Inc. against U.S. Cash Exchange, Jeff McKay, our former president and a principal shareholder, Russell Downey, and Lynk Systems, Inc. The complaint was filed in the Fresno County Superior Court, Case No. 643683-6. Venue has been changed to Stanlious County, California. The complaint contains eleven causes of action, including misappropriation of trade secrets; statutory and common law unfair competition; intentional interference with contractual relations; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; breach of contract; conversion; declaratory relief; unjust enrichment; and trade libel.

The basic claim of the case is that the plaintiff's former employee, Russell Downey, purportedly accepted employment with U.S. Cash Exchange in breach of his sales agent agreement with World Cash Providers. Further, it is alleged that the defendants used the customer relationship of Mr. Downey to contact actual customers of World Cash Providers with the alleged intent to damage and harm its relationship with its customers.

Counsel for U.S. Cash Exchange has advised the company that there appears to be no basis in fact for any of the claims made against U.S. Cash Exchange, Mr. McKay, and Lynk Systems, Inc. in the lawsuit. The defendants have filed an answer in the action and intend to vigorously defend the matter.

     - The Oklahoma Department of Securities has alleged that the offer, sale and lease-back of the cashless ATM machines in the State of Oklahoma constitutes the offer and sale of a security. In July 2000 U.S. Cash Exchange, Jeff McKay, and PayStar Communications, Inc. agreed to an order of the Department of Securities without admitting or denying any of the findings of fact or conclusions of law reached by the department. The order provides that the parties will cease and desist from offering any securities in the State of Oklahoma unless they are registered or exempt from registration. In addition, the parties are required to make an offer of rescission to each of the participants in the State of Oklahoma and offer them the return of their purchase price plus 10% interest or they may elect to continue their rental agreement in full force, if they desire. There were eleven purchasers who paid a total of approximately $268,000 for the cashless ATM machines in the State of Oklahoma who would potentially participate in the rescission offer. We have submitted a form of rescission offer to the Oklahoma Department of Securities for review.

     Heretofore, we have been engaged in certain transactions involving the site location, management and servicing of pay telephones and ATM machines owned by persons who had purchased their equipment from third-parties. There are a number of states securities law administrators, as well as the United States Securities and Exchange Commission, which take the position that this type of transaction by third-parties, may be deemed to involve the offer and sale of a type of security defined as an "investment contract." Accordingly, if these transactions by third parties were to be deemed to constitute the offer and sale of securities they would have been required to have been registered under the federal Securities Act of 1933 and qualified under relevant state securities laws. Rather than litigate the determinations by the state securities administrators of the States of Pennsylvania and Oklahoma that such transactions constituted securities under state law, and whether such transaction even involved us (both of which allegations we categorically denied, and deny), without admitting or denying the validity of the claims, and to avoid the cost of litigation, we agreed to offer to purchase the machines in these two states, or have the owners continue with their contracts with us, if they desired.

     As a consequence of these activities by third-parties involving our site location, management, and servicing of pay telephones and ATM machines as described above, there are the following risks attendant thereto:

     - There may be other state securities administrators who will commence enforcement proceedings against third-parties and/or us and our officers and directors seeking relief similar in nature to the proceedings in Pennsylvania and Oklahoma discussed above based upon similar transactions heretofore engaged in by us in those other states. The Securities and Exchange Commission, also, could bring similar enforcement proceedings against us and our officers and directors. There can be no assurance that we could successfully defend any such proceedings in any other states brought by state securities administrators or by the Securities and Exchange Commission nor that we would have sufficient financial resources to repay purchasers of pay telephones or ATM machines who may, in any rescission offer that is required to be made, elect to have us purchase their equipment.

     - Independent of any proceedings by state securities administrators or the United States Securities and Exchange Commission, there is a risk that one or more purchasers of pay telephones or the ATM machines in the former transactions described above could bring legal actions against these third-parties and/or us to recover the price paid for their pay telephones or ATM machines, plus interest. There can be no assurance that we could successfully defend any of such legal actions or that we would have the financial resources necessary to satisfy any judgements returned in those legal actions, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Effective December 12, 2000, shareholders owning a majority of the outstanding common stock approved by written consent an amendment to our 1998 Stock Option Plan to reduce the number of shares under the plan to 1,176,000 and to change the name of the plan to the "PayStar Communications Corporation 1998 Employee Stock Option Plan." The shareholders also adopted the 2000 Stock Option/ Stock Issuance Plan and approved the granting of 165,000 shares under the plan. The written consent was executed by shareholders owning in the aggregate 3,458,638 shares which represented approximately 52% of the outstanding shares at that time.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our shares have been quoted on the OTC Electronic Bulletin Board since approximately May 10, 1999, with the trading symbol of "PYST." Based upon the limited volume of trading, we do not believe that there exists an established market for our stock. The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                       Quarter          High         Low
FISCAL YEAR ENDED
DECEMBER 31, 1999     Second           $3.00        $0.125
                      Third            $2.625       $0.375
                      Fourth           $3.75        $1.25

FISCAL YEAR ENDED
DECEMBER 31, 2000     First            $8.00        $4.00
                      Second           $6.50        $2.00
                      Third            $$.50        $2.00
                      Fourth           $4.00        $2.125

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

Outstanding Options, Warrants, Convertible Securities

     As of March 27, 2001, there were 1,041,000 shares of common stock which were subject to outstanding options under our 1998 Stock Option Plan and 1,040,635 which where subject to outstanding Class A Warrants. On July 1, 2000, we issued a promissory note in the amount of $197,500 which is convertible beginning April 1, 2001, at the rate of one share of common stock for each $2.00 of principal or interest on the note.

     As of March 27, 2001, there were outstanding a series of promissory notes payable to Intermountain Marketing Associates, LLC, a Utah limited liability company, in the aggregate principal amount of $1,709,730. These notes are convertible into our stock, or other stock that we may hold, or into our stock options, at the option of the note holder.

Shares Subject to Rule 144; Registration Rights

     At March 28, 2001, there were 5,867,273 shares of common stock which are restricted shares and are subject to Rule 144. Of these, 1,525,000 are believed to have satisfied the one-year holding requirement. As of March 27, 2001, we had granted piggy-back registration rights to two shareholders owning a total of 125,000 and to a group of 63 shareholders owning a total of 1,040,635 shares purchased in our unit offering, which means that we are obligated to include these shares in the next appropriate registration statement filed by us with the U.S. Securities and Exchange Commission.

Shareholders

     As of March 28, 2001, there were approximately 109 holders of record of our shares as reported to us by our transfer agent.

Dividends
     We did not declare any cash dividends on our common stock during the years ended December 31, 2000 and 1999. We have no plans to pay any dividends to the holders of our common stock.

Sales of Unregistered Securities

     During the year ended December 31, 2000, except as previously reported by us in a quarterly report on Form 10-QSB, the following securities were sold by us without registering the securities under the Securities Act:

     - During the year we granted options to purchase a total of 1,151,000 shares under our 1998 Stock Option Plan. We had issued a total of 125,000 options in the prior year. Of the total options granted, 200,000 were canceled during 2000 and 35,000 lapsed. None of the outstanding options were exercised during the year ended December 31, 2000. Of the total options granted during that year, 951,000 were granted to fifteen individuals without registration under the Act by reason of the exemption from registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission; each of these persons was an officer, director, or employee of our company or one of our subsidiaries. The remaining 200,000 options were granted to three individuals who were either an officer, director, or employee of our company or one of our subsidiaries, and one of whom was believed to be an accredited investor as defined in Rule 501(a) promulgated by the Securities and Exchange Commission. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuances. The option agreements contained restrictive legends pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with these grants. Each of the non-accredited grantees was believed by us to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

     - During the year PayStar Communications, Inc., one of our wholly owned subsidiaries, issued a series of promissory notes to Intermountain Marketing Associates, LLC, a Utah limited liability company managed by Tom Howell, one of our shareholders. The total amount of these loans was $1,466,250. This entity was believed to be an accredited investor at the time of issuance of each of the promissory notes. The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuances. Each of the promissory notes contained restrictive legends pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

     - In July 2000 PayStar Communications, Inc. issued a convertible promissory note in the principal amount of $197,500 and a non-convertible promissory note in the principal amount of $142,500 to Payphone, Inc. in connection with the purchase of 103 pay telephones in Louisiana. The entity was believed by management to be an accredited investor as defined in Rule 501(a) of Regulation D at the time of issuance. The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. The promissory notes received by Payphone, Inc. contained restrictive legends pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

     - Also in July 2000 we issued two promissory notes to Baldwin Investments Limited and Starling Securities Limited in the principal amounts of $100,000 and $300,000, respectively. Each of these entities was believed to be an accredited investor as defined in Rule 501(a) of Regulation D at the time of issuance. The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(2), as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuances.
No underwriting discounts or commissions were paid in connection with these issuances.

     - From August through December 2000 we sold 839,635 units, each unit consisting of one share of common stock and one Class A Warrant to purchase another share of common stock at an exercise price of $2.00 per share. These units were sold to 58 investors, 56 of whom were believed by management to be accredited investors at the time of purchase. Of these total units, 390,000 were sold for cash proceeds of $780,000 and 449,635 were issued for conversion of debt in the amount of $899,270. The units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuances. The stock and warrant certificates received by the named parties contained restrictive legends pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with these issuances. Each of the non-accredited persons was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

     - In December 2000 we granted 165,000 shares to five individuals under our 2000 Stock Option/Stock Issuance Plan. Two of the persons were accredited investors as defined in Rule 501(a) of Regulation D. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. The stock certificates received by the named parties contained restrictive legends pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance. Each of the non-accredited persons was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in this report.

OVERVIEW

     Through December 31, 2000 our business has been divided into two principal segments: Pay telephone services and ATM scrip services. Our pay telephone business is managed through our wholly owned subsidiary, PayStar Communications, Inc. and our ATM scrip business is managed through our other wholly owned subsidiary, U.S. Cash Exchange, Inc. We have also created, or are in the process of developing, several additional divisions of operations.

     - Wholesale Carrier Services and Lucent Switch Services. This division would implement the operations of SHS Communications, Inc. and Position Industries, Inc.

     - Prepaid Services. We have commenced initial operations of this division to offer prepaid calling cards and other prepaid products through PayStar Prepaid Services, Inc.

     - 1+ Long Distance Telephone Services. We intend to offer these services through our PayStar Communications, Inc. subsidiary.

     -     Web Design and Hosting.    We have commenced initial
operations of this division by employing experienced web design personnel.

     - Wireless Bank Card Services. We are in the process of developing this division to offer wireless credit and debit card processing services.

     - Multimedia Services. We have commenced initial operations of this division to offer national and local advertising on payphone billboards and video advertising on ATMs.

     - Internet Debit Card Services. This division would be implemented with the closing of the agreement with PAIDCard.net, Inc.

     - Internet Kiosks. We propose to offer Internet access services through Kiosks, which will be part of our multimedia services division.

     - Wireless Services. We intend to offer wireless bankcard and check transaction services through our U.S. Cash Exchange subsidiary.

     We operate and manage over 3,000 privately owned pay telephones located throughout California, northwester Nevada, Texas, Louisiana and Florida. The pay telephones are situated in a wide variety of retail, commercial, and business environments, including Fortune 500 companies. The pay telephones generate revenue from both coin and non-coin calls. The typical location of the pay telephones include liquor and convenience stores, gas stations, retail strip centers, restaurants, and fast food facilities.

     We currently own, operate and manage automatic cashless scrip ATM units which provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. At December 31, 2000, we owned, managed and operated over 3,000 scrip machines located throughout the United States. Generally, the cashless scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations. The cashless scrip machines are provided to the merchants at no cost, and the merchants receive a percentage of the fee paid by the customer to use the machine. We receive the balance of the processing fee. We own about 25% of the machines, with a majority of the balance of the machines managed by us pursuant to maintenance agreements with the owners, and some rented by us directly from the owners.

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

     The cashless ATM scrip machine subsidiary generates revenue from:

     -     Sale of ATM machines
     -     ATM service fees

     Sale of ATM machines. The machines are originally assembled and manufactured by us and sold to a distributor, who in turn sells to third parties. The third parties sell the machines to retail establishments, to companies who use them internally, and to third party sales organizations. Generally, these machines come out of our inventory. We realize a profit from the sale of these ATM machines to the distributor.

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

     Our costs and expenses include:

     -     Payphone cost of goods
     -     ATM cost of goods
     -     General and administrative
     -     Interest and depreciation

     Payphone cost of goods. The cost of goods associated with our payphone business includes:

     -     Commissions to payphone owners
     -     Commissions to site owners
     -     Maintenance and repairs
     -     Telephone bills

     We expect these costs to level off during the first quarter of 2001. We entered into a contract with a firm to maintain and service all of our Southern California telephones in April 2000. Based on this contract we have closed our Los Angeles operations office. We feel that this relationship will reduce our costs and increase our efficiency in the Southern California area.

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

     Interest and depreciation. This expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the year 2000, we had net interest expense in the aggregate amount of $569,583.

     Depreciation primarily relates to our payphone equipment, and office furniture and equipment. We depreciate our equipment over an estimated life of three, five and seven years using the straight-line method. We expect depreciation to increase as we grow to support new and acquired customers, but to decrease as a percentage of revenue. During the year 2000 our depreciation expense was $102,826.

RESULTS OF OPERATIONS

     In comparing the year ended December 31, 2000, to the year ended December 31, 1999, our consolidated revenue increased over 220%. PayStar Communications, Inc., our pay telephone subsidiary, realized a 272% increase and U.S. Cash Exchange, Inc.,our cashless ATM subsidiary, realized a 170% increase. Currently, 60% of our revenues come from our payphone subsidiary and the remaining 40% is derived from our cashless ATM subsidiary.

     Revenue from our payphone subsidiary increased from $2,087,000 to $5,671,000 for the years ended December 31, 1999 and 2000, respectively. Fifty-eight percent of the revenue was derived from coin activity, 9% from management fees and commissions, 7% from long distance and 26% from non-coin sources.

     The sales increase for our cashless ATM subsidiary was from $2,228,000 in the year ended December 31, 1999, to $3,768,000 in the year ended December 31, 2000. Seventy-six percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     We anticipate that the majority of our growth in these divisions in the future will come through acquisitions of companies and routes.

     The costs of sales and services decreased as a percentage of sales from 75% in the year ended December 31, 1999, to 73% in the year ended December 31, 2000. The major reason for this lower percentage relates to the spreading of certain fixed costs over a larger revenue base.

     General and administrative costs increased from $1,888,748 to $3,641,366 for the year ended December 31, 1999 and 2000, respectively. As we continue to build our customer base and execute our business plan, we expect these expenses to increase. The primary reason for this increase relates to the hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $54,336 to $102,826 for the year ended December 31, 1999 and 2000, respectively. Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment. It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense increased from $117,293 to $569,583 for the year ended December 31, 1999 and 2000, respectively. This increase is the result of the increase in the issuance of short-term notes and the cost of financing our equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had $631,866 in cash. Our operating activities generated a negative cash flow of $1,633,868 for the year ended December 31, 2000. Cash used from investing activities of $101,234 for the year ended December 31, 2000, was primarily expended for the purchase of office and telephone equipment. Our financing activities generated cash of $2,163,816 as of December 31, 2000. The principal reason for the cash generated was from the sale of notes and from the proceeds of common stock subscriptions.

     Our future capital requirements will depend on numerous factors, including:
     -     Entry into other telecommunications product lines
     -     Greater efficiency of operations
     -     Acquisition of profitable payphone routes
     -     Increased sales of ATM machines

     We expect to fund our operations through profits from the above factors as well as from future private and public financing.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 8, 2000, we engaged Andersen Andersen & Strong, L.C., Certified Public Accountants, as our independent auditors for the year ended December 31, 1999. The decision to retain Andersen Andersen & Strong, and not to re-engage Schvaneveldt & Company, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Schvaneveldt & Company did not involve a dispute with us over accounting policies or practices. The report of Schvaneveldt & Company on our financial statements for the years ended December 31, 1998 and 1997, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of our financial statements for these years ended December 31, 1998 and 1997, there were no disagreements with Schvaneveldt & Company for the annual periods and for the period up to the date of dismissal on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Schvaneveldt & Company, would have caused the firm to make reference to the matter in its report.

     Neither we, nor anyone on our behalf, has consulted Andersen Andersen & Strong regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided by Andersen Andersen & Strong that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth our current directors and executive officers, their ages, and all offices and positions. Directors are elected for a term of one year and until a successor is elected and qualified. Annual meetings are to be scheduled by the Board of Directors. Officers shall be elected by the Board of Directors, which shall consider that subject at its first meeting after every annual meeting of stockholders. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal.

     Name               Age     Position(s)               Director Since

     William D. Yotty    55     Chairman & CEO                 1998
     Mark Wagner         42     President                        --
     Harry T. Martin     60     Secretary, Treasurer,
                                Senior Vice-president & CFO      --
     Clifford Goehring   71Director                            1998

     Set forth below is certain biographical information regarding our current executive officers and directors:

     WILLIAM D. YOTTY has been our chief executive officer since March 1, 2001. He has been the president of Quantum Telequip, Inc., a communications sales enterprise, since 1989. Since 1985 he has been self-employed as a communications consultant. From 1997 to 1998 he was the president of 21st Century Communications, a pay telephone company. In June 2000 Mr. Yotty consented to an order of the Pennsylvania Securities Commission not to violate the state securities act and not to act in any capacity in connection with an offer or sale of securities in the State of Pennsylvania unless he retains counsel knowledgeable and experienced in securities laws who would make all applicable filings with the commission.

     MARK WAGNER has been our president since March 1, 2001. He was president of TeleSwitch Corp., a California corporation engaged in the business of telecommunications consulting, from 1998 until March 1, 2001. From 1994 until 1998, he was president of Magellan Network Systems, a California corporation engaged in the business of telecommunications switch manufacturing.

     HARRY T. MARTIN has been our chief financial officer since October 1999. He has bee our senior vice-president since March 1, 2001. From 1993 until 1995 he was a vice president and the chief financial officer for Quality Transport, and from 1995 until October 1999 he was a partner in Sierra Financial, a financial services company.

     CLIFFORD GOEHRING has been the president of First Call Communications since 1997. From 1990 to 1997 he was the vice-president of Quantum Network.

ITEM 10.  EXECUTIVE COMPENSATION

General

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company or any of its subsidiaries for the years ended December 31, 2000, 1999, and 1998:

                                                               LONG-TERM
                               ANNUAL COMPENSATION             COMPENSATION

                                                                   Securities
                                                     Restricted    Under
Name and                                 Other Annual   Stock      lying
Principal Position(s) Year Salary  Bonus Compensation  Award(s)    Options
                             ($)   ($)        ($)        ($)         (#)

William D. Yotty      2000   -0-     -0-      -0-        -0-       100,000
Chairman & CEO        1999   -0-     -0-   $203,416      -0-         -0-
                      1998   -0-     -0-      -0-        -0-         -0-


Jeff McKay,           2000 $281,538  -0-    $28,100      -0-       100,000
President             1999  $17,107  -0-   $203,416      -0-         -0-
                      1998   -0-     -0-      -0-        -0-         -0-

Harry T. Martin,      2000  $83,464  -0-    $10,300    $112,500     50,000
CFO                   1999  $11,831  -0-       $546    $62,500      25,000
                      1998   -0-     -0-      -0-        -0-         -0-


     The amounts listed as other annual compensation during 1999 were cash dividends to the named persons who were shareholders at the time of such distributions which were paid during 1999.

     The following option grants table sets forth the options granted to the named executive officers during the year ended December 31, 2000:

                       Number of      Percent of Total
                       Securities     Options Granted
                       Underlying     to Employees      Exercise  Expiration
     Name              Options        In Fiscal Year    Price     Date
                         (#)                            ($/Sh)

     William D. Yotty     100,000         8.69%         $1.00     1/3/03
     Jeff McKay           100,000         8.69%         $1.00     1/3/03
     Harry T. Martin       50,000         4.34%         $1.00     1/3/03

     No options were exercised by any of the named executive officers during the year ended December 31, 2000. The following table sets forth the year-end option numbers and values of the named executive officers:

                       Number of
                       Securities Underlying       Value of Unexercised
                       Unexercised Options         In-The-Money Options
                       At Fiscal Year-end (#)      At Fiscal Year-end ($)
     Name              Exercisable/Unexercisable   Exercisable/Unexercisable

     William D. Yotty    100,000/-0-                 $125,000
     Jeff McKay          100,000/-0-                 $125,000
     Harry T. Martin      75,000/-0-                 $ 93,750

Stock Option Plans

     1998 Employee Stock Option Plan

     On November 3, 1998, we adopted an employee stock option plan which we amended effective January 3, 2000, pursuant to which we were authorized to grant up to 3,000,000 options to our key employees, officers, directors, and consultants. On December 12, 2000, the Board of Directors and shareholders approved amendments to the 1998 plan reducing the number of shares eligible under the plan to 1,176,000 and changing the name of the plan to the "PayStar Communications Corporation 1998 Employee Stock Option Plan." Awards under the 1998 plan consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended.

     The 1998 plan is administered by the Board of Directors which determined the persons to whom awards were granted, the number of awards granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1998 plan.

     In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee (or 10% shareholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

     The 1998 plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable. Payment of the exercise price may be in cash, certified check, our common stock, or cancellation of indebtedness.

     At March 27, 2001, we had outstanding 1,041,000 options granted by the Board of Directors under the 1998 plan. Management does not intend to grant any future options under this plan.

     2000 Stock Option/stock Issuance Plan

     On December 12, 2000, the Board of Directors and shareholders adopted the 2000 Stock Option/Stock Issuance Plan. The purpose of the 2000 plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

     There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the 2000 plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

     The plan is administered by the Board of Directors. However, at the discretion of the board, it may establish a committee of members of the board to which committee the board may delegate administration of the 2000 Plan.

     Participants in the 2000 Plan are selected by the plan administrator which is currently the Board of Directors. At March 27, 2001, there are eleven persons participating in the 2000 plan. The persons eligible to participate in the 2000 plan are as follows: (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries. Options may be granted, or shares issued, to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

     The 2000 plan will continue in effect until all of the stock available for grant or issuance have been acquired through exercise of options or grants of shares, or until December 31, 2009, whichever is earlier. The 2000 plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

     Stock option awards under the 2000 plan consist of nonstatutory stock options (NSOs) and incentive stock options (ISOs). ISOs may be granted only to employees of our company or one of our subsidiaries.

     The purchase price under each option is established by the plan administrator, but in no event will it be less than 100% of the fair market value of our common stock for ISOs and 85% for NSOs. The price applicable to any option holder who holds more than 10 percent of our outstanding common stock, or any of our subsidiaries, will be 110% percent of fair market value. The aggregate exercise price, plus applicable taxes, are due and payable in cash or check on the date of the exercise of an option. However, the plan administrator may permit payment of the total amount due by a full-recourse, interest-bearing promissory note; payroll deductions in installments; shares of common stock valued at fair market value on the date of exercise of the option; or through a special sale and remittance procedure through a designated brokerage firm.

     The plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. The term of such an option will not be longer than five years in the case of any option holder who holds, on the date of the grant of an ISO, more than 10% of our outstanding common stock or any of our subsidiaries. Upon termination of services, the option holder will have a limited time in which to exercise vested options. The plan administrator will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 20 percent of the shares subject to the option and with an initial installment for vesting which is fixed for a longer period than one year from the date of grant of the option.

     During the lifetime of the person to whom an option has been granted, only that person has the right to exercise the option and that person cannot assign, encumber or transfer any right to the option. Upon the death of the person to whom an option has been granted, the option may be exercised only by those persons who inherit from the holder of the option by will or under the applicable laws of descent and distribution.

     The plan administrator has the authority, with the consent of the option holder affected, to cancel outstanding options and to grant in substitution therefore new options covering the same or a different number of shares of common stock at an exercise price per share based upon the fair market value per share of such stock on the date of the grant of a new option.

     At the discretion of the plan administrator, the consideration provided for the issuance of shares of common stock under the stock issuance plan will be satisfied in one or more of the following ways, or combinations thereof:
(a) in cash or check payable to us; (b) issuing of a full-recourse promissory note; (c) payroll deductions in installments; (d) past services rendered to us or one of our subsidiaries; or (e) the agreement of a participant to accept employment and the undertaking and performance of services with or to us or one of our subsidiaries.

     Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

     Irrespective of whether a participant's shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

     If employment with or service to us terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to us and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. In the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at anytime by the plan administrator subject to such terms and conditions or on no terms and conditions as the plan administrator may determine.

     As of March 27, 2001, no options had been granted under the 2000 Plan and 415,000 shares had been issued as stock grants.

Employment Agreements

     On March 1, 2001, we entered into a two-year employment agreement with Mr. Wagner. The agreement sets an annual salary of $180,000. It also provides for a signing bonus of $100,000 and an override bonus of 5% of our total gross margin revenue in overall sales beginning the second quarter of 2001. The agreement also provides for two-year options to be granted to purchase 200,000 shares of our common stock at $1.00 per share. The options will vest at the rate of 25,000 per quarter. He will receives a car allowance of $500 per month and two weeks paid vacation per year. The agreement also provides that we will indemnify Mr. Wagner and hold him harmless to the maximum extent permitted by law from claims or other liabilities in connection with the performance of his duties as president.

     We employed Mr. Martin as chief financial officer commencing October 15, 1999, at a monthly salary of $5,000. We also issued 25,000 shares to Mr. Martin as a signing bonus for accepting the position of chief financial officer and granted options to him under our 1998 stock option plan to purchase up to 25,000 shares at any time before October 15, 2002 at $1.00 per share. These options have all vested. In December 2000 and January 2001 we also granted him 75,000 shares as a stock bonus under our 2000 plan, all of which shares are fully vested. We have also agreed to pay his health insurance premiums.

Compensation of Directors

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, any of the present directors. In connection with services rendered as a director during the year ended December 31, 2000, we granted stock options and stock bonuses to Brian McClure, a former director. Mr. McClure received options to purchase 300,000 shares under our 1998 stock option plan, 100,000 of which were cancelled in December 2000, and 50,000 shares as a stock bonus under our 2000 plan.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from filings made pursuant to Section 16(a) of the Exchange Act by the named persons, or from the named person, concerning the ownership of common stock of the Company as of March 28, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                Amount and Nature
Name and Address                of Beneficial
of Beneficial Owner             Ownership (1)              Percent of Class

William D. Yotty                  2,597,500(2)                31.67%
1110 West Kettleman Ln.
Suite 48
Lodi, CA  95240

Mark Wagner                              -0-

Harry T. Martin1                     75,000(3)                 2.14%

Clifford Goehring                   200,400(4)                 2.44%

Executive Officers and
Directors as a Group
(4 Persons)                       2,972,900                   35.49%

Jeff McKay                        1,076,638(5)                13.13%
2400 Mauna Kea Dr.
Ceres, CA 95307

Tom Howell                          650,000(6)                 8.02%
1110 West Kettleman Ln.
Suite 48
Lodi, CA  95240

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of these shares, 2,325,000 are held in a family trust for which Mr. Yotty is one of the trustees. He is deemed to share beneficial ownership of the shares with the trust. Mr. Yotty also holds options to purchase 100,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Yotty.
     (3) Mr. Martin holds options to purchase 75,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Martin.
     (4) Mr. Goehring holds options to purchase 100,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Goehring.
     (5) Mr. McKay holds options to purchase 100,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. McKay.
     (6) Of the total shares, 12,500 are owned by a family trust; 100,000 are owned directly and in the name of Intermountain Marketing Associates LLC, an entity controlled by Mr. Howell; and 537,500 are owned directly and in the name of Outlander LLC, an entity controlled by Michelle Howell, the wife of Mr. Howell. Mr. Howell is deemed to share beneficial ownership of these shares with these entities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William D. Yotty, a director, officer, and principal shareholder, is also the controlling shareholder of Quantum Network Services, Inc. which owns 1,132 of the pay telephones managed by us. This agreement was not entered into by means of arms length negotiations. The agreement was entered into on May 1, 1999, for a period of one year and is renewable for like periods. Under the agreement we receive a flat monthly fee for each pay telephone we manage for Quantum. In return, we are responsible for collection of the coins and other revenue from the telephones; disbursing from the gross revenues the costs of the telephones, such as site owner commissions, local and long distance costs, operator service providers and other carriers; providing for the repair of the telephones, including parts and labor; maintaining the telephones in a neat and clean condition; and, with the prior consent of Quantum, performing capital improvements to the telephones to alter, rebuild, or renovate the telephones. All funds collected by us, less all of the costs associated with the telephones and our monthly fees, are disbursed to Quantum. Quantum has the right to terminate the management agreement at any time upon 120 days' written notice to us. We have each agreed to indemnify the other for actions arising out of tortuous conduct or any breach of the agreement. Quantum is required to maintain fire and business interruption insurance, liability insurance for the operation of the telephones, and any workers' compensation insurance required by law. The agreement is freely assignable by either party. During the year ended December 31, 1998, we distributed $26,100 to Quantum pursuant to the agreement. During the year ended December 31, 1999, we distributed $213,914 to Quantum; and, we billed Quantum $246,320 for our fees under the agreement, which amounts have been paid. During the year ended December 31, 2000, we distributed no funds to Quantum and we collected $488,512 for management of its pay phones.

     Mr. Yotty, Mr. Jeff McKay, one of our shareholders, and Mr. Howell, one of our shareholders, were the sole shareholders of U.S. Cash Exchange, Inc. prior to the reorganization transaction with us. In that transaction Mr. Yotty and Mr. McKay each received 1,075,000 shares, and Mr. Howell, through his company, MIH Associates, Inc., received 550,000 shares. The book value of U.S. Cash Exchange immediately prior to this acquisition was approximately ($38,580).

     Mr. Yotty, a director, officer, and principal shareholder, Mr. Jim Chambas, a former officer and director, and Mr. Goehring, a director, were the sole shareholders of PayStar Communications, Inc. prior to the reorganization with us. In that transaction Mr. Yotty received 1,500,000 shares, Mr. Chambas received 400,000 shares, and Mr. Goehring received 100,000 shares. The book value of PayStar Communications, Inc. immediately prior to this acquisition was approximately $84,135.

     Intermountain Marketing Associates, LLC, a limited liability company managed by Mr. Howell, one of our shareholders, loaned $1,217,750 to PayStar Communications, Inc., our wholly owned subsidiary, during the year ending December 31, 1999, and $1,466,250 in 2000. He also loaned $152,950 to U.S.
Cash Exchange, Inc., our wholly owned subsidiary, during the year ended December 31, 1999. We have issued a series of nine-month promissory notes to such entity. The interest rate on the notes with Intermountain Marketing Associates, LLC is 13.35% per annum. Of the total amount owed, $899,270 has been converted into 449,635 shares of common stock and a like number of Class A Warrants, and we have repaid $75,000 of the loans made to PayStar Communications, Inc. At March 16, 2001, we owed Mr. Howell's company an aggregate of $1,862,680. Mr. Howell is presently the owner of Intermountain Marketing Associates, LLC.

     Mr. Yotty advanced $20,000 to PayStar Communications, Inc. during the year ended December 31, 1999, for working capital. These advances were repaid to him in 2000, without interest.

     During the year ended December 31, 2000, Brian McClure, a former director, advanced $64,500 to PayStar Communications, Inc. These funds were used for working capital of that entity. At March 27, 2001, these funds were not repaid. No promissory note has been issued and no interest is accruing on this cash advance.

     During the year ended December 31, 2000, Cliff Goehring, one of our directors, advanced $25,000 to PayStar Communications, Inc. These funds were used for working capital of that entity. At March 27, 2001, these funds were not repaid. No promissory note has been issued and no interest is accruing on this cash advance.

     In March 2001 we completed an acquisition of assets from NCS-Network Communications Solutions, LLC. NCS was owned in part by Mr. Yotty, an officer, director, and principal shareholder of our company, and by NIGB, LLC, an entity controlled by Tom Howell, one of our shareholders. The ownership of NCS at the time of closing was as follows: Mr. Donovan M. McNely owned 35%; Mr. Yotty owned 40%; and Mr. Howell, through NIGB, LLC, owned 25%. Prior to closing NIGB, LLC had loaned a total of $318,500 to NCS and NCS had issued a series of nine-month notes commencing March 1999, some of which were rolled over for an additional nine months. At December 1, 2000, the total principal and interest due on these loans was approximately $383,278. These debts were assumed by us in the transaction. We issued 150,000 shares and 150,000 Class A Warrants to NCS for the assets. Management believes that the value of the business of NCS was in excess of the purchase price.

     On December 8, 2000, we entered into a one-year ATM purchase agreement with Summit Technologies, LLC, a California limited liability company owned by Jeff McKay, one of our shareholders. This agreement provides for a wholesale relationship only. Through December 31, 2000, Summit had purchased 150 machines.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                         Page
     Report of Auditor                                                    F-1
     Consolidated Balance Sheet as of December 31, 2000                   F-2
     Consolidated Statements of Operations for two years ended
     December 31, 2000 and 1999                                           F-4
     Statement of Stockholders' Equity for the two years ended
     December 31, 2000                                                    F-5
     Consolidated Statement of Cash Flows for the two years ended
     December 31, 2000 and 1999                                           F-6
     Notes to Financial Statements                                        F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of Exhibit                           Location

     2.1          Reorganization Agreement dated October 8, 1998,
                   with PayStar Communications, Inc., as amended          (1)
     2.2          Reorganization Agreement dated September 30, 1999
                   with U.S. Cash Exchange, Inc.                          (1)
     2.3          Asset Purchase Agreement dated March 1, 2001,
                   with NCS                                          Attached
     2.4          Asset Purchase Agreement dated December 1, 2000,
                   with Paidcard.net, Inc.                           Attached
     2.5          Stock-For-Stock Exchange Agreement date March 1,
                   2001, with SHS Communications, Inc. and
                   Position Industries, Inc.                         Attached
     3.1          Articles of Incorporation, as amended                   (1)
     3.2          By-Laws of the Company currently in effect              (4)
     4.1          Form of certificate evidencing shares of Common Stock   (1)
     4.2          Form of Certificate evidencing Preferred Stock          (1)
     4.3          Form of Certificate evidencing Class A Warrants         (5)
     4.4          Form of Registration Rights Agreement for 150,000
                   Shares with Schedule of Shareholders              Attached
     4.5          Description of Registration Rights for 2000 Unit
                   Offering                                          Attached
     4.6          Lock-up Agreement dated March 6, 2001              Attached
     10.1         1998 Employee Stock Option Plan, as amended        Attached
     10.2         Form of Stock Grant                                Attached
     10.3         Consulting Agreement dated December 1, 2000, with
                   Jeff McKay                                        Attached
     10.4         Pay Telephone Services Agreement with Quantum
                   Network Services, Inc.                                 (1)
     10.5         Form of Promissory Note to Intermountain Marketing
                   Associates, LLC                                   Attached
     10.6         Form of Pay Telephone Services Agreement                (2)
     10.7         Employment agreement with Mr. Wagner                    (6)
     10.8         2000 Stock Option/Stock Issuance Plan with Grant
                   Form                                              Attached
     10.9         ATM Purchase Agreement dated December 8, 2000, with
                   Summit Technologies, LLC (contains confidential
                   information which has been redacted)              Attached
     10.10        Convertible Promissory Note dated July 1, 2000, for
                   $197,500 payable to Payphones, Inc.               Attached
     16.1         Letter re change of accountants                         (3)
     21.1         List of Subsidiaries                               Attached
     27.1         Financial Statement Schedule                       Attached

     (1) Filed with the Securities and Exchange Commission on December 30, 1999, as an exhibit with our original filing of a registration statement on Form SB-2 (SEC File No. 333-93919).
     (2) Filed with the Securities and Exchange Commission on February 24, 2000, as an exhibit with our first amended filing of the registration statement on Form SB-2 (SEC File No. 333-93919).
     (3) Filed with the Securities and Exchange Commission on May 11, 2000, as an exhibit with our third amended filing of the registration statement on Form SB-2 (SEC File No. 333-93919).
     (4) Filed with the Securities and Exchange Commission on December 29, 2000, as an exhibit with the current report on Form 8-K dated November 1, 2000 (SEC File No. 333-93919).
     (5) Filed with the Securities and Exchange Commission on November 13, 2000, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended September 30, 2000 (SEC File No. 333-93919).
     (6) Filed with the Securities and Exchange Commission on March 14, 2001, as an exhibit with the current report on Form 8-K dated March 1, 2001 (SEC File No. 000-32197).
     (b) Reports on Form 8-K: On December 29, 2000, we filed a current report on Form 8-K dated November 1, 2000. Under Item 5 of the report, we disclosed that a director and the president and chief executive officer had resigned.
We also reported the adoption of new bylaws.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PayStar Communications Corporation


Date: March 27, 2001     By: /s/ William D. Yotty
                                 William D. Yotty, Chief Executive
                                 Officer

Date: March 27, 2001     By: /s/ Harry T. Martin
                                 Harry T. Martin, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March 27, 2001         /s/ William D. Yotty
                                 William D. Yotty, Director


Date: March 27, 2001         /s/ Clifford Goehring
                                 Clifford Goehring, Director

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA

Telephone 801 486-0096

Fax 801 486-0098

Board of Directors
Paystar Communications Corporation and Subsidiaries
Lodi, California

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Paystar Communications Corporation and Subsidiaries at December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paystar Communications Corporation and Subsidiaries at December 31, 2000 and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 , in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any potential claims that may result from the contingent liability outlined in note 13 and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen and Strong

Salt Lake City, Utah
March 30, 2001

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
  December 31, 2000


ASSETS
CURRENT ASSETS
    Cash                                          $ 631,866
    Accounts receivable - Note 2                  1,035,840
    Accounts receivable - related party              26,771
     Inventory - Note 2                           1,005,021
                                                  ---------
        Total Current Assets                      2,699,498
                                                  ---------
PROPERTY AND EQUIPMENT - net of accumulated
 depreciation - Note 2                              299,996
                                                  ---------
OTHER ASSETS
    Accounts receivable - due after one year         63,600
    Advance deposits                                 30,786
                                                  ---------
                                                     94,386
                                                  ---------
                                                $ 3,093,880
                                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable - Note 3                    $   1,452,499
    Accrued interest payable                         33,739
     Notes payable - related parties - Note 4     1,856,196
     Accrued interest payable - related parties     364,974
     Accounts payable                             1,377,944
     Accounts payable - related parties              78,000
                                                  ---------
          Total Current Liabilities               5,163,352
                                                  ---------
LONG TERM DEBT - Notes payable                      122,302
                                                  ---------
CONTINGENT LIABILITIES - Note 13                          -
                                                  ---------
STOCKHOLDERS' EQUITY
    Preferred stock
       10,000,000 shares authorized at $0.001
       par value - none outstanding                       -
    Common stock
       100,000,000 shares authorized, at $0.001
       par value; 6,646,200 shares issued and
       outstanding                                    6,646
   Capital in excess of par value                   926,871
   Common stock subscriptions received - Note 5   1,678,270
   Accumulated deficit                           (4,803,561)
                                                  ---------
        Total Stockholders' Deficiency           (2,191,774)
                                                  ---------
                                                $ 3,093,880
                                                  =========

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999


                                                 Dec 31,            Dec 31,
                                                  2000               1999

REVENUES                                       $9,431,407        $ 4,313,728

COST OF SALES AND SERVICES                      6,899,802          3,228,070
                                                ---------          ---------
    Gross Profit                                2,531,605          1,085,658
                                                ---------          ---------
EXPENSES

    Administrative                              3,641,366          1,888,748
    Sales                                         924,110            454,007
    Depreciation                                  102,826             54,336
    Interest                                      569,583            117,293
                                                ---------          ---------
                                                5,237,885          2,514,384
                                                ---------          ---------
NET LOSS FROM OPERATIONS                       (2,706,280)        (1,428,726)

LOSS FROM SALE OF ASSETS                         (225,994)                 -
                                                ---------          ---------
NET LOSS                                 $     (2,932,274)       $(1,428,726)
                                                =========          =========
NET LOSS PER COMMON SHARE

     Basic                               $          (0.44)       $     (0.32)
                                                ---------          ---------
AVERAGE OUTSTANDING SHARES

     Basic                                       6,636,200         4,496,200
                                                ---------          ---------

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For the Period January 1, 1999 to December 31, 2000


                                                       Capital in
                                      Common Stock     Excess of     Accumulated
                                  Shares      Amount   Par Value     Deficit

Balance January  1, 1999         3,581,200   $ 3,581   $ 260,419   $ (442,561)

Issuance of common stock for
cash at $ 1.00 - April 1999        240,000       240     239,760            -

Issuance of common stock for
 all stock of U.S. Cash
 Exchange Inc. - October 1,
 1999                             2,700,000     2,700     314,817            -
   Note 6

Issuance of common stock for
 services at $.80 -
 December 27, 1999                  115,000       115      91,885            -

Net operating loss for the year
 ended December 31, 1999                  -         -           -   (1,428,726)
                                  --------- ---------    --------   ----------
Balance December 31, 1999         6,636,200     6,636     906,881   (1,871,287)

Issuance of common stock for
 services at $2.00 -
 December 4, 2000                    10,000        10      19,990            -

Net operating loss for the year
 ended December 31, 2000                  -         -           -   (2,932,274)
                                  --------- ---------    --------   ----------
Balance December 31, 2000         6,646,200   $ 6,646   $ 926,871 $ (4,803,561)
                                  ========= =========    ========   ==========

The accompanying notes are an integral part of these financial statements


PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended  December 31, 2000 and 1999

                                                   Dec 31,         Dec 31,
                                                    2000            1999

CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net loss                                 $ (2,932,274)      $ (1,428,726)
      Adjustments to reconcile net loss to
       net cash provided by operating
       activities
     Depreciation                                  102,826             54,336
     Changes in inventory                         (337,049)          (667,972)
     Changes in accounts receivable               (943,132)           (36,231)
     Changes in accounts payable                 2,455,761            980,515
     Issuance of common capital stock
      for expenses                                  20,000             92,000
                                                 ---------          ---------
     Net Increase (Decrease) in Cash
      From Operations                           (1,633,868)        (1,006,078)
                                                 ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Advance deposits                              (18,328)           (11,158)
     Purchase of  equipment and other assets       (82,906)          (254,783)
                                                 ---------          ---------
                                                  (101,234)          (265,941)
                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from loans - related parties         485,546          1,218,000
     Proceeds from common stock subscriptions
      received                                   1,678,270                  -
     Proceeds from issuance of common stock              -            240,000
                                                 ---------          ---------
                                                 2,163,816          1,458,000
                                                 ---------          ---------
     Net Increase in Cash                          428,714            185,981

     Cash at Beginning of Period                   203,152             17,171
                                                 ---------          ---------
     Cash at End of Period                       $ 631,866        $   203,152
                                                 =========          =========
NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of 115,000 shares common capital
      stock for services - 1999                                   $    92,000
     Issuance of 10, 000 shares common capital                      ---------
      stock for services - 2000                  $  20,000
                                                 ---------

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16, 1977. Since that date there have been two changes in the name and in the capitalization resulting in authorized common capital stock of 100,000,000 shares at $0.001 par value. On October 12, 1998 the name was changed to PayStar Communications Corporation resulting from the acquisition of all of
the outstanding stock of PayStar Communications Inc.   On December 21, 1999
the capitalization was increased to include 10,000,000 shares of preferred stock at $0.001 par value. On the date of this report no preferred shares have been issued.

On October 1, 1999 the Company acquired all of outstanding stock of U.S. Cash Exchange, Inc. Note 6

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Recognition of Income

   PayStar Communications Inc. - subsidiary

PayStar is in the business of servicing and maintaining 3,042  pay telephones
for their owners, of  which,  1,132  belong to related parties.   The income
is recognized when the cash is collected from the payphones,  by an
independent contractor,    and deposited.  The company pays the owners of the
payphones a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, and a percentage of the income to the location owner. The activity of the Company also includes the sale of installed telephones on which income is recognized on the completion of the sale.

   U. S. Cash Exchange - subsidiary

The Company has developed  an ATM scrip machine, as a substitute   for an ATM
cash-dispensing machine, which has been installed in various commercial locations. The scrip machine functions in a similar manner as the ATM cash machine except, that after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine, and that amount plus a transaction fee is charged against the users bank account. The scrip can then be used to purchase merchandise in the store where the ATM machine is located. The transactions are processed through a clearing house and a service charge is then paid to the participating entities. The Company usually receives about 57% of the services charges each month and is reported as income as received from the clearing house. The Company then pays a varying percentage to the owner of the ATM machine and the merchant where the machine is installed.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recognition of Income - continued

US Cash purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in commercial locations. The completed location is then sold to an investor, through a third party marketer, who then leases the location back to US Cash. The sale by US Cash is recorded when the purchase price is received from the marketer. The sale and leasebacks are considered to be operating leases by US Cash, with no excess profits being recognized. The lease commitments are shown in note 9.

Provision for doubtful accounts receivable

A provisions for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable. On December 31, 2000 all accounts receivable are considered to be currently collectable.

Inventory

Inventory is carried at cost and consists of scrip machines installed in operating commercial locations ready for sale, and the component parts for the machines ready to assemble for installation. The costs of the installations in commercial locations are averaged over all installations for the year and used to cost the ending inventory of installed locations ready for sale. Certain of the component parts, held in the warehouse, have been valued below cost because of required updating or for non use in current installations.

Warranties on Sales of Installed Locations

No provision for warranties for defective equipment is recognized on the installations because the Company has a policy of replacing the defective equipment and returning it to the equipment manufacture who provides servicing at no charge to the Company.

Property and Equipment

The equipment consists of machines used in processing coins, accessories, and office equipment. Depreciation is provided over three, five, and seven years.

                              Dec 2000                  Dec 1999

Cost                          444,320                    277,583
Accumulated Depreciation      144,324                     57,667
Net                           299,996                    219,916

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

On December 31, 2000, the Company had a net operating loss available for carry forward of $4,803,561. The tax benefit of $144,107 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.

The loss carryforward will expire starting in the years 2018 through   2022.

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

Principals of Consolidation

The consolidated financial statements shown in this report excludes the historical operating statement of Paystar Communications Corporation (parent) before October 12, 1998 and includes the historical operating statements of U S Cash Exchange , Inc. (subsidiary) and PayStar Communications Inc. (subsidiary). PayStar Communications Corporation, (parent), and its subsidiary PayStar Communications Inc. have fiscal years of December 31 and
U. S. Cash Exchange Inc. (subsidiary) had a fiscal year of June 30 until it was changed on December 31, 1999. For purposes of these consolidated financial statements the operating statement of U.S. Cash Exchange Inc. has been restated to include the year ended December 31, 1999. All intercompany transactions have been eliminated

Financial Instruments

The carrying amounts of financial instruments, including the assets and liabilities shown in the balance sheet, are carried at their cost, and are considered by management to be their estimated fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured and are derived from revenues earned however management considers all accounts receivable to be currently collectable.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

3.  NOTES PAYABLE

The Company has outstanding notes payable of $1,452,499 with maturity dates due within the coming year including interest at varying rates. Included in this amount is a note payable of $197,500, plus the accrued interest, that can be converted to common stock at $2.00 per share at the option of the note holder during April 2001.

4.  NOTES   PAYABLE - RELATED PARTIES

The Company has outstanding notes payable, due to related parties, of $ 1,856,196 with maturity dates within the coming year plus 13.5% interest.

5. COMMON STOCK SUBSCRIPTIONS RECEIVED

On August 1, 2000 the Company started a private placement offering of 2,500,000 units, each unit consisting of one share of common stock and one Class A Warrant, at $2.00 per unit with a closing date on the offering of April 30, 2001. At the date of this report the Company had received $1,678,270 for the purchase of 839,135 shares.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


6.  ACQUISITION OF ALL OUTSTANDING STOCK OF U.S. CASH EXCHANGE,  INC.

On October 1, 1999 the Company ( parent) completed the acquisition of all the outstanding stock of U.S. Cash Exchange, Inc.( subsidiary) through a stock for stock exchange in which the stockholders of U.S. Cash received
2,700,000 common shares of the parent, representing 41% of the parent, in exchange for all of their shares in U.S. Cash. Prior to the exchange a common stockholder and officer owned 39% of the outstanding stock of the parent and
40% of   U. S. Cash Exchange, Inc.

Due to the common stockholders and officers in each corporation, the historical operating statements of of U.S. Cash Exchange Inc. has been combined with the Company.

U.S.Cash Exchange Inc. was organized in the state of California on June 24,
1996   for the purpose of conducting the business outlined in note 2

7.  EMPLOYEE STOCK OPTION PLAN

On November 3, 1998, and later amended, the Company adopted an employee Stock Option Plan which provides a plan for employees , officers , directors and consultants to purchase up to 1,176,000 common shares of the Company.

Prior to December 31, 2000    1,041,000 options to purchase 1,041,000
restricted common shares had been granted. 766,000 at an option price of $1.00 per share and 275,000 at $2.00 per share. 726,000 of the options can be exercised at any time and 315,000 of the options can be exercised during 2001. On the date the options were granted the fair value of the Company's common stock was considered by management to be less than the option price per share and therefore no value was assigned to the options granted.

8.  2000 STOCK OPTION/STOCK ISSUANCE  PLAN

On December 12 , 2000 the Company established a stock option/stock issuance plan to attract and retain qualified people to serve as key employees. The Company has reserved 3,000,000 common shares that can be issued under the plan and awards made under the plan shall be in options or common shares of the Company. During January 2001 key employees were issued 165,000 restricted common shares as bonuses.

9. RELATED PARTY TRANSACTIONS

Related parties have acquired 47% of the common stock  issued by the
Company.   Various related party transactions are shown in the balance sheet under the asset and liability sections.

The Company conducts an on going business with a related party which consists of maintaining and servicing 1,132 pay telephones. For the year ended December 31, 2000 the maintenance income received amounted to $488,512.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


10.  CONTINUING LIABILITIES

The Company has office leases covering 7227 square feet of space with an annual lease amount of $98,868. The leases will expire in 2001 and 2002.

The Company is obligated to pay lease payments on the ATM Script machines, as outlined in note 2, over the next five years as follows

Year                                          Amount

1                                         $ 1,110,095

2                                           1,209,219

3                                           1,228,909

4                                           1,112,126

5                                             606,068

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

12.  CONSOLIDATED STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME

Included in the following are summarized statements showing significant components of income and cost of sales and services for the years ended as follows:

 December 31, 2000

                              Revenues       Cost of Sales        Gross
                                             and Services         Profit

Telephone Servicing          $3,302,759      $3,864,364         $(561,605)
Telephone Sales               1,146,750         789,761           356,989
Scrip Machine Sales           2,852,576       2,245,677           606,899
Commissions, Management
 Fees, and Other              2,129,322                         2,129,322
                              ---------       ---------         ---------
                             $9,431,407      $6,899,802        $2,531,605

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)


12.  CONSOLIDATED STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME - Continued

December 31, 1999

                              Revenues       Cost of Sales        Gross
                                             and Services         Profit

Telephone Servicing          $1,578,224       $1,864,291         $(286,067)
Scrip Machine Sales           2,005,460        1,363,779           641,681
Commissions, Management
 Fees, and Other                730,044                            730,044
                              ---------        ---------         ---------
                             $4,313,728       $3,228,070        $1,085,658

13.   CONTINGENT LIABILITIES AND SUBSEQUENT EVENTS

Pennsylvania Securities Commission has issued a summary cease and desist order against the Company and William D. Yotty, chief executive officer and chairman of the Company, and principal shareholder, and against Interactive Technologies, Inc., a pay telephone marketing company. The order was issued without a hearing. The order alleged that the parties were in the business of offering and selling pay telephone and management services which constituted the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. In June 2000, without admitting or denying the allegations, PayStar Communication Inc, and Mr. Yotty entered into an stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws. The parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of their purchase price. There were approximately 31 purchasers who paid a total of approximately $604,500 for the pay telephone equipment in the State of Pennsylvania who would potentially participate in the rescission offer. The Company has submitted the form of rescission offer to the Pennsylvania Securities Commission for review. The Company is unable to determine how many, if any, of the purchasers will accept the rescission offer and require the Company to return the purchase price of their pay telephones.

The Oklahoma Department of Securities has alleged that the offer, sale and lease-back of the cashless ATM machines in the State of Oklahoma constitutes the offer and sale of a security. In July 2000 U.S. Cash Exchange (subsidiary), Jeff McKay, and PayStar Communications, Inc. (subsidiary) agreed to an order of the Department of Securities without admitting or denying any of the findings of fact or conclusions of law reached by the department. The order provides that the parties will cease and desist from offering any securities in the State of Oklahoma and offer them the return of their purchase price plus 10% interest. There were eleven purchasers who paid a total of approximately $268,000 for the cashless ATM machines in the State of Oklahoma who would potentially participate in the rescission offer. The Company has submitted a form of rescission offer to the Oklahoma Department of Securities for review. The Company is unable to determine how many, if any, of the purchasers will accept the rescission offer and require the Company to return the purchase price of their pay telephones.

A complaint was filed by World Cash Providers, Inc, against U.S. Cash Exchange (subsidiary), Jeff McKay, former president and a principal shareholder, Russell Downey, and Lynk Systems, Inc. The complaint contains eleven causes of action, including misappropriation of trade secrets; statutory and common law unfair competition; intentional interference with contractual relations; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; breach of contract; conversion; declaratory relief; unjust enrichment; and trade libel. Counsel for U.S. Cash Exchange has advised the company that there appears to be no basis in fact for any of the claims made against U.S. Cash Exchange, Mr. McKay, and Mr. Lynk in the lawsuit. The defendants have filed an answer in the action and intend to vigorously defend the matter.

14.   SUBSEQUENT  EVENTS

During December 2000, the Company entered into an asset purchase agreement with PaidCard.net Inc., to acquire all of its assets, and to assume certain of the liabilities. PaidCard.net, Inc. is engaged in the business of providing a prepaid antonymous Internet debit card platform. The agreement provides for the assets to be purchased by a wholly owned subsidiary of the Company, PayStar Financial Services, Inc., a Nevada corporation incorporated on December 11, 2000, for the purpose of this transaction. At closing the Company will issue a total of 400,000 shares and two-year Class A Warrants to purchase another 400,000 shares of common stock at an exercise price of $2.00 per share. In addition, the Company will issue an additional 85,000 common shares and 85,000 Class A Warrants to satisfy $170,000 of outstanding loans to PaidCard.net, Inc. The closing of the transaction is anticipated for April 2001.

Also during December 2000, the Company entered into an asset purchase agreement with NCS-Network Communications Solutions, LLC, a Nevada limited liability company, to acquire all of the assets, and to assume certain liabilities. NCS is engaged in the business of designing web sites and developing Internet applications. The agreement provides for the assets to be purchased by our wholly owned subsidiary, PayStar.com, Inc., a Nevada corporation incorporated on June 29, 2000, for our proposed web hosting and design operations. At closing the on March 22, 2001 Company issued a total of 150,000 shares and Class A Warrants to purchase another 150,000 shares of common stock at an exercise price of $2.00 per share for the assets of NCS.

On March 1, 2001, the Company entered into a stock-for-stock exchange agreement with SHE Communications, Inc, and Position Industries, Inc., two closely held California corporations. They were organized for the purpose of being a full service telecommunications provider in the switch marketplace and installing, programming and maintaining equipment for the long distance market. The agreement provided that on the closing date the shareholders of the closely-held companies would exchange all of their shares for 1,000,010 shares of the Company. The closing is scheduled for on March 30, 2001.



Legal actions in process

Acquisitions