Form 10QSB
period 2001-03-31
PAYSTAR COMMUNICATIONS CORP
filed 2001-05-14
CIK 1080531

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At May 9, 2001, there were
9,101,845 shares of the Registrant's Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of PayStar
Communications Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements.  Operating results for the three months ended March 31,
2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-KSB for the year ended December 31,
2000.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

                                                 March 31,     Dec 31,
ASSETS
CURRENT ASSETS
     Cash                                       $407,289     $631,866
     Accounts receivable - Note 2              1,394,539    1,035,840
     Accounts receivable - related party          10,017       26,771
     Inventory - Note 2                          522,563    1,005,021
                                               ---------    ---------
     Total Current Assets                      2,334,408    2,699,498
                                               ---------    ---------
PROPERTY AND EQUIPMENT - net of accumulated
 depreciation                                    521,387      299,996
                                               ---------    ---------
OTHER ASSETS
     Accounts receivable - affiliates - due
      after one year                             122,954       63,600
     Advance deposits                             38,158       30,786
     Good will - Note 7                          736,479            -
                                               ---------    ---------
                                                 897,591       94,386
                                               ---------    ---------
                                              $3,753,386   $3,093,880
                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - Note 3                   $1,621,432   $1,452,499
     Accrued interest payable                     67,504       33,739
     Notes payable - related parties - Note 4  2,283,923    1,856,196
     Accrued interest payable - related parties  437,754      364,974
     Accounts payable                          1,669,651    1,377,944
     Accounts payable - related parties                -       78,000
                                               ---------    ---------
     Total Current Liabilities                 6,080,264    5,163,352
                                               ---------    ---------
LONG TERM DEBT - Notes payable                         -      122,302
                                               ---------    ---------
CONTINGENT LIABILITIES - Note 13                       -            -
                                               ---------    ---------
STOCKHOLDERS' EQUITY

     Preferred stock
     10,000,000 shares authorized at $0.001
     par value; none outstanding                     --            --

     Common stock
     100,000,000 shares authorized, at
     $0.001 par value; 7,796,210 shares
     issued and outstanding on March 31            7,796        6,646

     Capital in excess of par value            1,425,871      926,871
     Common stock subscriptions received -
      Note 5                                   1,781,270    1,678,270
     Accumulated deficit                      (5,541,815)  (4,803,561)
                                               ---------    ---------
     Total Stockholders' Deficiency           (2,326,878)  (2,191,774)
                                               ---------    ---------
                                              $3,753,386   $3,093,880
                                               =========    =========

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For  the Three Months Ended March 31, 2001 and 2000

                                               March 31      March 31
                                                 2001          2000

REVENUES                                     $3,060,414     $1,985,856

COST OF SALES AND SERVICES                    2,489,001      1,341,406
                                              ---------      ---------
     Gross Profit                               571,413        644,450
                                              ---------      ---------
EXPENSES

     Administrative                           1,156,171        869,230
     Depreciation                                30,788         21,414
     Interest                                    96,267        148,618
                                              ---------      ---------
                                              1,283,226      1,039,262
                                              ---------      ---------
NET LOSS                                      $(711,813)     $(394,812)
                                              =========      =========
NET LOSS PER COMMON SHARE

     Basic                                       $(0.11)        $(0.06)
                                              ---------      ---------
AVERAGE OUTSTANDING SHARES

     Basic                                    6,703,200      6,636,200
                                              ---------      ---------

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000

                                             Mar 31, 2001     Mar 31, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Loss                                  $(711,813)     $(394,812)

     Adjustments to reconcile net loss to
      net cash provided by operating activities

     Depreciation                                 30,788         21,414
          Changes in inventory                   401,299       (327,168)
          Changes in accounts receivable        (187,716)      (217,562)
          Changes in accounts payable            476,610        352,388
     Issuance of common capital stock for
      expenses

     Net Increase (Decrease) In Cash From
      Operations                                   9,168       (565,740)
                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Advance deposits                             (7,392)        (2,089)
     Purchase of equipment and other assets     (329,353)      (138,436)
                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from loans - related parties             -        538,050
     Proceeds from common stock subscriptions
      received                                   103,000              -
     Proceeds from issuance of common stock            -
                                                 103,000        538,050
                                               ---------      ---------
Net Increase in Cash                            (224,577)      (168,215)
Cash at Beginning of Period                      631,866        203,152
                                               ---------      ---------
Cash at the End of Period                       $407,289        $34,937
                                               =========      =========

NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of 115,000 shares common capital
      stock for services - 1999                                 $92,000
                                                              ---------
     Issuance of 10,000 shares common capital
      stock for services - 2000                  $20,000
                                               ---------

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on
June 16, 1977.  Since that date there have been two changes in the name and in the capitalization resulting in authorized common capital stock of 100,000,000 shares at $0.001 par value.  On  October 12, 1998, the name was changed to
PayStar Communications Corporation resulting from the acquisition of all of the outstanding stock of PayStar Communications Inc.  On December 21, 1999, the capitalization was increased to include 10,000,000 shares of preferred stock at $0.001 par value.  On the date of this report no preferred shares have been issued.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

Recognition of Income

PayStar Communications Inc. - subsidiary

     PayStar is in the business of servicing and maintaining 3,061 pay telephones for their owners, of  which, 975 belong to related parties.  The income is recognized when the cash is collected and deposited.  The company pays the owners a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, except that no monthly rental fees are paid to related parties.

U.S. Cash Exchange, Inc. - subsidiary

     U.S. Cash Exchange, Inc. has developed and marketed an ATM scrip machine, as a substitute for an ATM cash-dispensing machine, which has been installed in various commercial locations.  The scrip machine functions in a similar manner as the ATM  cash machine except that, after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine, and that amount plus a transaction fee is charged against the user's bank account.  The scrip can then  be used to purchase merchandise in the store.
The transactions are processed through a clearing house and the service charge is then paid to the participating entities.

     U.S. Cash Exchange usually receives about 57% of the service charges each month and is reported as income as received.  U.S. Cash Exchange purchases the scrip machines and accessories from multiple vendors.  The machines, either installed or merely the equipment, are marketed through third parties with an arrangement with Summit Technologies.  The sale to Summit Techno logies by U.S. Cash is recorded when the purchase price is received from
Summit Technologies.
Provision for doubtful accounts receivable

     A provision for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable.  On
March 31, 2001, all accounts receivable are considered to be currently collectable.

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

                                       Mar 2001     Dec 2000

     Cost                               773,673     444,320
     Accumulated Depreciation           252,286     144,324
     Net                                521,387     299,996

Income Taxes

     On March 31, 2001, the Company had a net operating loss available for carry forward of $5,541,815.  The tax benefit of $1,662,545 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.  The loss carry forward will expire starting in the years 2018 through 2022.

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

Principals of Consolidation

     The consolidated financial statements shown in this report exclude the historical operating statements of PayStar Communications Corporation (parent)
before October 12, 1998, and include the historical operating statements of
U.S. Cash Exchange, Inc. (subsidiary) and PayStar Communications Inc.
(subsidiary).  The operating statements of other subsidiaries acquired in
January and March 2001 are  included from their dates of acquisition.  All intercompany transactions have been eliminated.

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

3.     NOTES PAYABLE

     The Company has outstanding notes payable of $1,621,432 with maturity dates due within the coming year including interest at varying rates.
Included in this amount is a note payable of $197,500, plus the accrued interest, that can be converted to common stock at $2.00 per share at the option of the note holder during April 2001.

4.     NOTES PAYABLE - RELATED PARTIES

     The Company has outstanding notes payable, due to related parties, of
$2,283,923 with maturity dates within the coming year plus 13.35% interest.
Interest has been accrued.

5.     COMMON STOCK SUBSCRIPTIONS RECEIVED

     On August 1, 2000, the Company started a private placement offering of
2,500,000 units, with each unit consisting of one share of common stock and one Class A Warrant, at $2.00 per unit, with a closing date on the offering of
April 30, 2001.  At the date of this report the Company had received
$1,781,270 for the purchase of 890,635 units.

6.     ACQUISITION OF ALL OUTSTANDING STOCK OF U.S. CASH EXCHANGE, INC.

     On October 1, 1999, the Company (parent) completed the acquisition of all the outstanding stock of U.S. Cash Exchange, Inc. (subsidiary) through a stock for stock exchange in which the stockholders of U.S. Cash received 2,700,000 common shares of the parent, representing 41% of the parent, in exchange for all of their shares in U.S. Cash.  Prior to the exchange a common stockholder and officer owned 39% of the outstanding stock of the parent and 40% of U. S.
Cash Exchange, Inc.  Due to the common stockholders and officers in each corporation, the historical operating statements of U.S. Cash Exchange Inc.
have been combined with the Company.

     U.S. Cash Exchange Inc. was organized in the State of California on June
24, 1996, for the purpose of conducting the business outlined in note 2.

7.     PURCHASE OF ALL OUTSTANDING STOCK OF OTHER SUBSIDIARIES

     Effective January 1, 2001, the Company (parent) completed the purchase of all outstanding stock of PayStar.Com Inc. (subsidiary) by the issuance of
150,000 shares of the parent and the assumption of a debt of $318,000 due during the coming year including interest at 13.35%.  Goodwill of $328,763 was recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of income from the date of purchase.
     Effective March 2, 2001, the Company (parent) completed the purchase of all outstanding stock of SHS Industries Inc .and Position Industries, Inc.
(subsidiaries) by the issuance of 1,000,010 shares of the parent.  Goodwill of
$407,716  was recognized from the purchase.

     Operating income of the subsidiaries has been included in the consolidated statements of income from the date of purchase.

8.     EMPLOYEE STOCK OPTION PLAN

     On November 3, 1998, and later amended, the Company adopted an employee
Stock Option Plan which provides a plan for employees, officers, directors, and consultants to purchase up to 1,176,000 common shares of the Company.

     Prior to December 31, 2000, 1,041,000 options to purchase 1,041,000 restricted common shares had been granted, with 766,000 at an option price of
$1.00 per share and 275,000 at $2.00 per share.  726,000 of the options can be exercised at any time and 315,000 of the options can be exercised during
2001.  On the date the options were granted the fair value of the Company's common stock was considered by management to be less than the option price per share and therefore no  value was assigned to the options granted.

9.     2000 STOCK OPTION/STOCK ISSUANCE PLAN

     On December 12, 2000, the Company established a stock option/stock issuance plan to attract and retain qualified people to serve as key employees.  The Company has reserved 3,000,000 common shares that can be issued under the plan and awards made under the plan shall be in options or common shares of the Company.  During January 2001 key employees were issued
165,000 restricted common shares under the plan as bonuses.

10.     RELATED PARTY TRANSACTIONS

     Related parties have acquired 47% of the common stock issued by the
Company.  Various related party transactions are shown in the balance sheet under the asset and liability sections.  The Company conducts an on going business with a related party which consists of maintaining and servicing
1,132 pay telephones.  For the year ended December 31, 2000, the maintenance income received amounted to $488,512.

11.     CONTINUING LIABILITIES

     The Company has office leases covering 7,227 square feet of space with an annual lease amount of $98,868.  The leases will expire in  2001 and 2002.

     The Company is obligated to pay lease payments on the ATM Script machines, as outlined in note 2, over the next five years as follows:

     Year                 Amount
     1                  $1,110,095
     2                   1,209,219
     3                   1,228,909
     4                   1,112,126
     5                     606,068

12.     GOING CONCERN

     The Company will need additional working capital to be successful in its activity and to service its current debt and for the potential claims from the contingent liabilities outlined in note 13 and therefore continuation of the
Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management has developed a strategy, which it believes will accomplish this objective and is presently engaged in seeking and has obtained various sources of additional working capital including additional loans from officers, equity funding through a private placement, long term financing, and increased revenues from sales which will enable the Company to operate for the coming year.

13.     CONSOLIDATED STATEMENT OF SIGNIFICANT COMPONENTS OF INCOME

     Included in the following tables are summarized statements showing significant components of income and cost of sales and services for the years ended as follows:

     December 31, 2000
                                                      Cost of Sales     Gross
                                        Revenues      and Services      Profit

     Telephone Servicing              $3,302,759     $3,864,364     $(561,605)
     Telephone Sales                   1,146,750        789,761       356,989
     Scrip Machine Sales               2,852,576      2,245,677       606,899
     Commissions, Management
     Fees, and Other                   2,129,322        _______     2,129,322
                                       ---------      ---------     ---------
                                      $9,431,407     $6,899,802    $2,531,605
                                       =========      =========     =========
     December 31, 1999

                                                      Cost of Sales     Gross
                                        Revenues      and Services      Profit

     Telephone Servicing              $1,578,224     $1,864,291     $(286,067)
     Scrip Machine Sales               2,005,460      1,363,779       641,681
     Commissions, Management
          Fees, and Other                730,044       ________       730,044
                                       ---------      ---------     ---------
                                      $4,313,728     $3,228,070    $1,085,658
                                       =========      =========     =========

14.     CONTINGENT LIABILITIES

     The Pennsylvania Securities Commission has issued a summary cease and desist order against the Company and William D. Yotty, chief executive officer and chairman of the Company, and principal shareholder, and against
Interactive Technologies, Inc., a pay telephone marketing company.  The order was issued without a hearing.  The order alleged that the parties were in the business of offering and selling pay telephone and management services which constituted the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration.  In
June 2000, without admitting or denying the allegations, PayStar Communication
Inc, and Mr. Yotty entered into an stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws.  The parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of their purchase price.  There were approximately 31 purchasers who paid a total of approximately $604,500 for the pay telephone equipment in the
State of Pennsylvania who would potentially participate in the rescission offer.  The Company has submitted the form of rescission offer to the
Pennsylvania Securities Commission for review.

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
statutory and common law unfair competition; intentional interference with contractual relations; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; breach of contract; conversion; declaratory relief; unjust enrichment; and trade libel.  Counsel for U.S. Cash Exchange has advised the company that there appears to be no basis in fact for any of the claims made against U.S. Cash
Exchange, Mr. McKay, and Lynk Systems in the lawsuit.  The defendants have filed an answer in the action and intend to vigorously defend the matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OVERVIEW

     PayStar Communications Corporation, a premier distributor of telecom and financial services to retail merchants currently owns and operates eight fully integrated divisions throughout the United States.  These divisions consist of the ownership, operation, and management of private payphones, Cashless ATM and wireless bankcard machines, long distance voice and data services,
Internet Kiosks, multi-media advertising, a host of prepaid calling card and
Internet services, and the sales and servicing of telecommunications switching equipment.

     PayStar became a public company in  October 1998.  The Cashless ATM,
Internet Kiosk and wireless bankcard business is managed by the wholly owned subsidary, PayStar Financial Services, Inc.  The pay telephone service business is operated by PayStar Communications, Inc.; while the prepaid services falls under the direction of PayStar Prepaid Services, Inc.
PayStar.com administers the web hosting and web design business.  The multi-media services are handled by the PayStar Multi-Media division.  The switch sales and maintenance division was the result of the recent acquisition of SHS Communications, now a wholly owned subsidiary of PayStar.

     The previously announced acquisitions of Digital Access Communications,
Inc. and Telad International will not be completed until PayStar completes its due diligence of these entities which is expected to occur during second quarter.

     PayStar Communications Corporation and brandATM have continued their business relationship with PayStar ordering 600 units from brandATM.
brandATM, is a media design, production, management and distribution company.
Its compression technology allows it to distribute full screen, full motion video through the brandAVCCOM, which is a self-contained audio/video modem.
The modem can be attached to a variety of potential advertising vehicles, including payphones, ATMs and vending machines.  The units ordered by PayStar will appear on their ATM machines and on selected vending machines.  Both companies hope that the initial installations will lead to further orders.

     PayStar's offices include corporate headquarters in Lodi, California, with branch offices in Modesto, California, Dallas, Texas, and Salt Lake City,
Utah.

RESULTS OF OPERATIONS

     In comparing the quarter ended March 31, 2001, to March 31, 2000, the consolidated revenue increased over 154%. PayStar Communications, Inc., realized a decrease of 6% and U.S. Cash Exchange's revenue increased by 210%.
Currently, thirty-six (36) percent of our revenues come from our PayStar payphone subsidiary; fifty-five (55) percent is derived from U.S. Cash
Exchange; six (6) percent from SHS Communications; and the balance from the remaining subsidiaries.

     Revenue for PayStar Communications, Inc. decreased from $1,185,000 to
$1,113,000 for the three months ended March 31, 2000 and 2001, respectively.
Fifty-one (51) percent of the revenue was derived from coin activity, twelve
(12) percent from management fees and commissions, nine (9) percent from long distance, and twenty-eight (28) percent from non-coin sources.

     The sales increase for U.S. Cash Exchange was from $800,000 in the quarter ending March 31, 2000, to $1,684,000 in the quarter ending March 31,
2001.  Eighty-one (81) percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     We anticipate that the majority of our growth in the future will come through acquisitions of companies and routes.

     The costs of sales and services increased as a percentage of sales from sixty-eight (68) percent in the quarter ending March 31, 2000, to eighty-one
(81) percent in the quarter ending March 31, 2001.  The major reason for the percentage increase relates to the start-up costs relating to the newly created subsidiaries.

     General and administrative costs increased from $869,230 to $1,156,171 for the three months ended March 31, 2000 and 2001, respectively.  As we continue to build our customer base and execute our business plan, we expect these expenses to increase.  The primary reason for this increase relates to the hiring of additional personnel.  These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products.
Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $21,41, to $30,788 for the three months ended March  31, 2000 and 2001, respectively.  Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment.  It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense decreased from $148,618 to $96,267 for the three months ended March 31, 2000 and 2001, respectively.  This decrease is the result of the conversion of short-term notes to stock in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had $407,289 in cash.  Our operating activities generated a positive cash flow of $9,168 for the three months ended March 31,
2001.  Cash used from investing activities of $336,745 for the three months ended March 31, 2001, was primarily expended for the purchase of several subsidiaries.  Our financing activities generated cash of $103,000 as of March
31, 2001.  The principal reason for the cash generated was from the sale of stock in our private placement issuance.

     Our future capital requirements will depend on numerous factors, including:

     -     Revenue generation from our newly formed subsidiaries
     -     Increased sales of ATM machines
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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 9, 2001, we received a subpena duces tecum dated March
15, 2001, from the California Department of Corporations requesting records of
U.S. Cash Exchange, Inc., one of our wholly owned subsidiaries, for the period from January 1, 1999, to the present.  The records are being requested in connection with an investigation and examination of possible violation of securities laws and/or rules in the State of California.  We have forwarded this document to our counsel for review and response.  He has contacted the
Department of Corporations and agreed to furnish the requested documents by
May 31, 2001.

     On or about April 9, 2001, we also received a letter dated January 31,
2001, from the Office of the Securities Commissioner of Kansas stating that it had received information that PayStar Financial Services, Inc., our wholly owned subsidiary, may now be or recently had been engaged in activities connected with the offer and sale of securities in the State of Kansas in connection with the sale of lease back automatic teller machines.  The
Commissioner has requested information to determine whether the company or any of its officers, directors, agents, employees, assigns, or affiliates in connection with the offer and/or sale of any securities have violated the provisions of the Kansas Securities Act.  We have forwarded this letter to our counsel for review and response.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2001, the following securities were sold by us without registering the securities under the Securities Act:

     - From January through March 2001 we sold 201,000 units, each unit consisting of one share of common stock and one Class A Warrant to purchase another share of common stock at an exercise price of $2.00 per share.  These units were sold to eight investors, seven of whom were believed by management to be accredited investors at the time of purchase.  Of these total units,
51,000 were sold for cash proceeds of $102,000 and 150,000 were issued in the acquisition of NCS-Network Communications Solutions, LLC, a Nevada limited liability company.  The units were issued without registration under the
Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuances. The stock and warrant certificates received by the named parties contained restrictive legends pursuant to Rule 144.  No underwriting discounts or commissions were paid in connection with these issuances.  Each of the non-accredited persons was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

     - In January 2001 we granted 250,000 shares to eight individuals under our
2000 Stock Option/Stock Issuance Plan. One of the persons was an accredited investor as defined in Rule 501(a) of Regulation D.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance. The stock certificates received by the named parties contained restrictive legends pursuant to Rule 144.  No underwriting discounts or commissions were paid in connection with this issuance.  Each of the non-accredited persons was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.  No exhibits are attached to this report.

     (b)     Reports on Form 8-K: During the quarter ended March 31, 2001, we filed a current report on Form 8-K to report under Item 5 the employment and appointment of Mark Wagner as the new president of the Company on March 1,
2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PayStar Communications Corporation

Date: May 9, 2001            By /s/ William D. Yotty
                                    William D. Yotty, Chief Executive Officer

Date: May 9, 2001            By /s/ Harry T. Martin
                                    Harry T. Martin, Chief Financial Officer and
                                    Principal Accounting Officer