Form 10QSB
period 2001-06-30
PAYSTAR COMMUNICATIONS CORP
filed 2001-08-14
CIK 1080531

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At August 6, 2001, there were 11,371,702 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of PayStar
Communications Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements.  Operating results for the six months ended June 30,
2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-KSB for the year ended December 31,
2000.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

                                             June 30,     Dec 31,
ASSETS
CURRENT ASSETS
     Cash                                   $345,277     $631,866
     Accounts receivable - Note 2          2,588,235    1,035,840
     Accounts receivable - related party      13,310       26,771
     Inventory - Note 2                      295,073    1,005,021
                                           ---------    ---------
     Total Current Assets                  3,241,895    2,699,498
                                           ---------    ---------
PROPERTY AND EQUIPMENT - net of
 accumulated depreciation                    596,597      299,996
                                           ---------    ---------
OTHER ASSETS
     Accounts receivable - affiliates -
      due after one year                          --       63,600
     Advance deposits                         41,624       30,786
     Good will - Note 7                      943,515            -
                                           ---------    ---------
                                             985,139       94,386
                                           ---------    ---------
                                          $4,823,631   $3,093,880
                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable - Note 3               $1,556,484   $1,452,499
     Accrued interest payable                 72,252       33,739
     Notes payable - related parties -
      Note 4                               2,018,708    1,856,196
     Accrued interest payable - related
      parties                                510,591      364,974
     Accounts payable                      2,268,898    1,377,944
     Accounts payable - related parties       82,032       78,000
                                           ---------    ---------
     Total Current Liabilities             6,508,965    5,163,352
                                           ---------    ---------
LONG TERM DEBT - Notes payable                     -      122,302
                                           ---------    ---------
CONTINGENT LIABILITIES - Note 13                   -            -
                                           ---------    ---------
STOCKHOLDERS' EQUITY
     Preferred stock
     10,000,000 shares authorized at
      $0.001 par value;
      none outstanding                            --           --
     Common stock
     100,000,000 shares authorized, at
      $0.001 par value;
      10,136,845 shares issued and
      outstanding on June 30                  10,137        6,646
     Capital in excess of par value        4,099,866      926,871
     Common stock subscriptions received -
      Note 5                                      --    1,678,270
     Accumulated deficit                  (5,795,337)  (4,803,561)
                                           ---------    ---------
     Total Stockholders' Deficiency       (1,685,334)  (2,191,774)
                                           ---------    ---------
                                          $4,823,631   $3,093,880
                                           =========    =========

The accompanying notes are an integral part of these financial statements

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For  the Three and Six Months Ended June 30, 2001 and 2000

                                           Three Months                   Six Months
                                        June 30,     June 30,        June 30,     June 30,
                                         2001          2000           2001         2000

REVENUES                              $5,295,599     $1,985,856     $8,356,013     $3,805,211

COST OF SALES AND
      SERVICES                         3,273,084      1,341,406      5,762,085      3,099,248
                                      ----------      ---------      ---------     ----------
     Gross Profit                      2,022,515        644,450      2,593,928        705,963
                                      ----------      ---------      ---------     ----------
EXPENSES

     Administrative                    2,030,786        869,230      3,186,957      1,535,799
     Depreciation                         45,048         21,414         75,836         44,684
     Interest                            105,885        148,618        202,152        309,438
                                       2,181,719      1,039,262      3,464,945      1,889,921
                                      ----------      ---------      ---------     ----------
NET LOSS                               $(159,204)     $(394,812)     $(871,017)   $(1,183,958)
                                      ==========      =========      =========     ==========
NET LOSS PER COMMON SHARE

     Basic                                  (.02)          (.06)        $(0.04)        $(0.18)
                                      ----------      ---------      ---------     ----------
AVERAGE OUTSTANDING SHARES

     Basic                             8,201,845      6,636,200      8,201,845      6,636,200
                                      ----------      ---------      ---------     ----------

The accompanying notes are an integral part of these financial statements.

PAYSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

                                                         June 30, 2001    June 30, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Loss                                             $(871,017)     $(1,183,958)

     Adjustments to reconcile net loss to
     net cash provided by operating activities

     Depreciation                                             75,836          44,684
          Changes in inventory                               709,948        (661,363)
          Changes in accounts receivable                  (1,475,334)       (185,520)
          Changes in accounts payable                        723,311               -
     Changes in interest expense                                              48,526
     Issuance of common capital stock for expenses           366,000              --
                                                           ---------        --------
     Net Increase (Decrease) In Cash From Operations        (471,256)       (953,025)
                                                           ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

     Advance deposits                                        (10,838)        (20,143)
     Purchase of equipment and other assets                 (210,541)       (217,641)
                                                           ---------        --------
                                                            (221,379)       (237,784)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from loans - related parties                         -       1,245,550
     Proceeds from issuance of common stock                  406,046
                                                           ---------        --------
                                                             406,046       1,245,550
                                                           ---------        --------
Net Increase in Cash                                        (286,589)         54,741
Cash at Beginning of Period                                  631,866         203,152
                                                           ---------        --------
Cash at the End of Period                                   $345,277        $257,893
                                                           =========        ========
NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of 915,000 shares common capital stock
     for services - 2001                                                    $366,000
                                                                            --------
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

Recognition of Income

PayStar Communications Inc. - subsidiary

     PayStar is in the business of servicing and maintaining 3,572 pay telephones for their owners, of  which, 949 belong to related parties.  The income is recognized when the cash is collected from the payphones, by an independent contractor, and deposited.  The company pays the owners a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, and a percentage of the income to the location owner. The activity of the Company also includes the sale of installed telephones on which income is recognized on the completion of the sale.

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

     U.S. Cash Exchange usually receives about 57% of the service charges each month and is reported as income as received from the clearing house.  It then pays a varying percentage to the owner of the ATM machine and the merchant where the machine is installed.

     U.S. Cash Exchange purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in  commercial locations. The completed location is then sold to an investor, through a third party marketer, who then  leases the location back to US Cash Exchange. The sale by US Cash Exchange is recorded when the purchase price is received from the marketer. The sale and leasebacks are considered to be  operating leases by US Cash Exchange, with no excess profits being recognized.  The lease commitments are shown in note 10.

Provision for doubtful accounts receivable

     A provision for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable.  On
June 30, 2001, all accounts receivable are considered to be currently collectable.

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

                                   June 2001     Dec 2000

     Cost                              894,547     444,320
     Accumulated Depreciation          297,950     144,324
     Net                               596,579     299,996

Income Taxes

     On June 30, 2001, the Company had a net operating loss available for carry forward of $5,795,337.  The tax benefit of $1,738,601 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to establish a reliable projection of future net income.  The loss carry forward will expire starting in the years 2018 through 2022.

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

3.     NOTES PAYABLE

     The Company has outstanding notes payable of $1,556,484 with maturity dates due within the coming year including interest at varying rates.
Included in this amount is a note payable of $197,500, plus the accrued interest, that can be converted to common stock at $2.00 per share at the option of the note holder during April 2001.

4.     NOTES PAYABLE - RELATED PARTIES

     The Company has outstanding notes payable, due to related parties, of
$2,018,708 with maturity dates within the coming year plus 13.35% interest.

5.     COMMON STOCK SUBSCRIPTIONS RECEIVED

     During March  2001  the Company completed a private placement offering of
890,635 units, with each unit consisting on one share of common stock and one
Class A Warrant, at $2.00 per unit.

6.     ACQUISITION OF ALL OUTSTANDING STOCK OF U.S. CASH EXCHANGE, INC.

     On January 1, 2001, the Company (parent) completed the purchase of all outstanding stock of  PayStar Business Solutions, Inc. (subsidiary) by the issuance of 150,000 shares of the parent and the assumption of a debt of
$318,000 due during the coming year including interest at 13.35%.  Good will of $328,763  was recognized from the purchase.  Operating income of the subsidiary  has been included in the consolidated statements of income from the date of purchase.

     On March 2, 2001, the Company (parent) completed the purchase of all outstanding stock of SHS Communications, Inc. and Position Industries, Inc.
(subsidiaries) by the issuance of 1,000,010 shares of the parent.  Good will of $407,716  was recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of income from the date of purchase.

     On June 13, 2001, the Company (parent) completed the purchase of all outstanding stock of PAIDCard.net, Inc. (subsidiary) by the issuance of
485,000 shares of the parent.  Good will of $207,036  was recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of income from the date of purchase.

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

9.     RELATED PARTY TRANSACTIONS

     Related parties have acquired 34% of the common stock issued by the
Company.  Various related party transactions are shown in the balance sheet under the asset and liability sections.  The Company conducts an on going business with a related party which consists of maintaining and servicing 949 pay telephones.  For the year ended December 31, 2000, the maintenance income received amounted to $488,512.

10.     CONTINUING LIABILITIES

     The Company has office leases covering 14,000 square feet of space with an annual lease amount of $191,525.  The leases will expire in  2001 and 2002.

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

13.     CONTINGENT LIABILITIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

     We are in the process of building a virtual public network designed to utilize our enabling devices such as our cashless transaction machines (CTMs), payphones and internet kiosks that offer wired and wireless transaction processing, public internet access via wireless and hardwired devices, as well as digital telephony.

     We currently have over 6,000 payphones under management and over 3,000
CTMs, with access to more than 100,000 terminal locations in strategic vertical market segments nationwide, including hospitality locations, retail stores, fast food restaurants, service stations and mass merchandising markets.

     Through our multiple points of distribution, we are developing a global virtual network (GVN) which we anticipate will converge voice, video, and data communications over our next generation enabling devices.  The GVN is being designed to enable mobile and end-users a comprehensive suite of telephony and value-added services in a 24x7 public environment.  Services supported and distributed through our network will include telephony, internet access,
e-mail, video conferencing, fax-on-demand, digital content distribution and
e-commerce.

     The GVN is being designed to offer mobile and remote end-users a complete, end-to-end public access solution.  Important to future growth, the network is being designed to grow with technological developments and will be equipped to support a wireless public access environment through wireless embedded technologies for next generation public internet enabling devices.
We believe our enabling devices are user-friendly, and provide a familiar, and innovative experience to the consumer in terms of their hardware apparatus and the graphical user interface (GUI) functionality.

     Management believes we are positioned to become a leading provider of next generation transaction services through its GVN to the general public.
Management anticipates that the Leveraging of our current strategic partnerships with Lucent, Qwest, Weisman, hearUare, etc., as well as establishing additional partnerships, will accomplish this.

     The following financial discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

     In comparing the quarter ended June 30, 2001, to June 30, 2000, the consolidated revenue increased over 167%. PayStar Communications, Inc., realized an increase of 50% and U.S. Cash Exchange's revenue increased by 197%.  Currently, thirty-one (31) percent of our revenues come from our
PayStar payphone subsidiary; forty (40) percent is derived from U.S. Cash
Exchange; twenty-seven (27) percent from SHS Communications; and the balance from the remaining subsidiaries.

     Revenue for PayStar Communications, Inc. increased from $1,094,000 to
$1,642,000 for the three months ended June 30, 2000 and 2001, respectively.
Fifty-seven (57) percent of the revenue was derived from coin activity, eleven
(11) percent from management fees and commissions, ten (10) percent from long distance, and twenty-two (22) percent from non-coin sources.  The primary reason for the revenue increase relates to the acquisition of the management contracts of Digital Communications and Telad International.

     The sales increase for U.S. Cash Exchange was from $726,000 in the quarter ending June 30, 2000, to $2,160,000 in the quarter ending June 30,
2001.  Eighty-three (83) percent of the revenue was generated by ATM sales and the balance from ATM service fees.

     We anticipate that the majority of our growth in the future will come through acquisitions of companies and routes.

     The costs of sales and services decreased as a percentage of sales from sixty-seven (67) percent in the quarter ending June 30, 2000, to sixty-one
(61) percent in the quarter ending June 30, 2001.  The major reason for the percentage decrease relates to our ability to control the cost of materials.

     General and administrative costs increased from $869,230 to $2,030,786 for the three months ended June 30, 2000 and 2001, respectively.  As we continue to build our customer base and execute our business plan, we expect these expenses to increase.  The primary reason for this increase relates to the hiring of additional personnel.  These costs are expected to increase as a percentage of revenue for a period until all necessary personnel and systems are in place to handle future revenue and support future products.
Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenue.

     Depreciation costs increased from $21,414 to $45,048 for the three months ended June 30, 2000 and 2001, respectively.  Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment.  It can be expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense decreased from $148,618 to $105,885 for the three months ended June 30, 2000 and 2001, respectively.  This decrease is the result of the conversion of short-term notes to stock in December 2000 through April
2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had $345,277 in cash.  Our operating activities generated a negative cash flow of $471,256 for the three months ended June 30,
2001.  Cash used from investing activities of $221,379 for the three months ended June 30, 2001, was primarily expended for the purchase of several subsidiaries.  Our financing activities generated cash of $406,000 as of June
30, 2001.  The principal reason for the cash generated was from the sale of stock in our private placement issuance.

     Our future capital requirements will depend on numerous factors, including:

     -     Revenue generation from our newly formed subsidiaries;
     -     Increased sales of ATM machines;
     -     Entry into the Prepaid Services arena; and
     -     Greater efficiency of operations.

     We expect to fund our operations through profits from the above factors as well as from future private and public financing.

FORWARD-LOOKING STATEMENTS

     The foregoing includes statements that may constitute forward-looking state ments.  The company would like to caution readers regarding certain forward-looking statements in this document.  Statements that are based on management's projections, estimates and assumptions are forward-looking statements.  The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements.  While the company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  Many of the uncertainties and contingencies can affect events and the company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.  Some of the factors that could cause actual results or future events to differ materially include the company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the company; inability to find suitable facilities or personnel to open or maintain new branch locations; the pricing of and demand for distributed products; the presence of competitors with greater financial resources;
economic and market factors; and other factors.

 PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In regard to the subpena duces tecum dated March 15, 2001, from the
California Department of Corporations, we have forwarded the requested documents to the Department of Corporations and our legal counsel is in discussions with the Department of Corporations concerning what, if any, additional documentation is required.

     On or about May 14, 2001, we received a letter dated April 24, 2001, from the Rhode Island Department of Business Regulation stating that it had opened an investigation of the placement of cashless ATM machines by PayStar
Financial Services, Inc., our wholly owned subsidiary, in the State of Rhode
Island.  The Department has requested certain information involving these
transactions.   We have forwarded this document to our counsel for review and response.  He has contacted the Department of Business Regulation and agreed to furnish the requested information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001, the following securities were sold by us without registering the securities under the Securities Act:

-     As of April 2001 we sold 1,115,857 units, each unit consisting of one share of common stock and one Class A Warrant to purchase another share of common stock at an exercise price of $2.00 per share.  These units were sold to 25 investors, 21 of whom were believed by management to be accredited investors at the time of purchase.  Of these total units, 75,000 were sold for cash proceeds of $150,000; 555,857 were sold for conversion of outstanding debt or purchase of equipment; and 485,000 were issued in the acquisition of
Paidcard.net, Inc., a Nevada corporation.  The units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuances. The stock and warrant certificates received by the named parties contained restrictive legends pursuant to Rule
144.  No underwriting discounts or commissions were paid in connection with these issuances.  Each of the non-accredited persons was believed by management to be sophisticated at the time of issuance and was furnished the kind of information normally provided in a prospectus.

-     In May 2001 we sold 10% convertible debentures in the aggregate amount of $50,000.  These debentures were sold to 2 accredited investors.  The debentures were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuances. The debenture instruments received by the investors contained restrictive legends pursuant to Rule 144.  We paid selling commissions of $5,000 to an outside selling agent in connection with these transactions.

-     In June 2001 we sold 14% convertible debentures in the aggregate amount of $65,000.  These debentures were sold to 2 accredited investors.  The debentures were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuances. The debenture instruments received by the investors contained restrictive legends pursuant to Rule 144.  We paid selling commissions of $9,750 to an outside selling agent in connection with these transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On July 1, 2000, we issued a promissory note to Payphones, Inc. in connection with the purchase of pay telephones acquired from this entity.  The principal amount of the note was $197,500, with interest of 10% per annum.
The note was due April 1, 2001, and we are delinquent in the payment of principal and interest on this promissory note.  As of August 10, 2001, we owed $197,500 in principal on the note and approximately $21,396 in interest.
Management disputes the amount of the note based upon the lack of performance of the pay telephones acquired from Payphones, Inc. and intends to attempt to renegotiate the amount and repayment of the note.

ITEM 5.   OTHER INFORMATION

     On July 18, 2001, the number of directors was increased to five persons, and Ed Bevilacqua and Barry Schaffer were appointed as directors to fill two of the newly created vacancies. Mr. Bevilacqua and Mr. Schaffer were each granted 50,000 shares under our 2000 Stock Option/Stock Issuance Plan for accepting appointments as directors.  In addition, they were each granted options under the plan to purchase 50,000 shares at $1.00 per share.  The options vest at the rate of 25% per quarter beginning at the end of the quarter starting June 1, 2001, and all of the options expire May 31, 2003.

     On May 16, 2001, we entered into an agreement with Fun e-Business.com,
Inc., a Delaware corporation, to acquire certain assets.  At the time of the acquisition Fun e-Business was a worldwide provider of Internet kiosks which
offered public access entertainment and communications kiosks.   We acquired
the technology for the kiosks and approximately twenty-five kiosks and location agreements, plus twelve kiosks in inventory.  We issued 1,000,000 shares and options to purchase 1,150,000 shares of our common stock.  The closing of the acquisition agreement is scheduled for the end of the current quarter.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.  The following exhibits are attached hereto and
included with this report:

     Exhibit No.          Description                     Location

     4.6          Form of 14% Convertible Debenture      Attached
     4.7          Form of 10% Convertible Debenture      Attached

     (b)     Reports on Form 8-K: During the quarter ended June 30, 2001, we filed a current report on Form 8-K on May 2, 2001, to report under Item 2 the acquisition of SHS Communications, Inc. and Position Industries, Inc. on April
17, 2001.  Financial statements of SHS Communications, Inc., and pro forma financial information, was filed under Item 7 in an amendment to the Form 8-K filed on July 2, 2001.  On August 7, 2001, we filed a second amendment to the
8-K to include the financial statements of Position Industries, Inc. under
Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      PayStar Communications Corporation

Date: August 13, 2001          By /s/ William D. Yotty
                                      William D. Yotty, Chief Executive Officer

Date: August 13, 2001          By /s/ Harry T. Martin
                                      Harry T. Martin, Chief Financial Officer and Principal Accounting
                                      Officer