Form 10QSB
period 2001-09-30
PAYSTAR CORP
filed 2001-11-19
CIK 1080531

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                                   ----------

                         Commission file number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        (Exact name of small business issuer as specified in its charter)

                  New York                                       11-3329510
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                              535 Wortman Avenue
                              Brooklyn, NY 11208
                    (Address of principal executive offices)

                                 (718) 746-3585
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     State the number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date:  6,865,000 shares of common stock as of November 6, 2001.

     Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance  Sheets as of September 30,  2001  (unaudited)
                    and December 31, 2000 ...............................      3

               b)   Statements of Operations for the three and nine months
                    ended September 30, 2001 and 2000 (unaudited)  ........... 4

               c)   Statements  of Cash  Flows  for the  nine  months
                    ended September 30, 2001 and 2000 (unaudited)  ........... 5

               d)   Notes to Financial Statements (unaudited) ...........      6
     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................... 7 to 8

PART II OTHER INFORMATION

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                            BALANCE SHEETS

                              - ASSETS -
                                                               September 30, December 31,
                                                                    2001         2000
                                                                  ---------   -----------
                                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                                            $  19,941    $   4,278
  Accounts receivable, net of allowance for doubtful accounts of
   $8,449 and $4,040 for September 30 and December 31, respectively  50,092       15,708
  Inventory                                                         202,763      203,041
  Prepaid expenses and other current assets                          59,549       33,015
  Deferred taxes                                                      6,000        6,000
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                338,345      262,042
                                                                  ---------    ---------

FIXED ASSETS:
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   14,749       14,749
                                                                  ---------    ---------
                                                                     19,749       19,749
  Less: accumulated depreciation                                     14,933       11,933
                                                                  ---------    ---------
                                                                      4,816        7,816
                                                                  ---------    ---------

                                                                  $ 343,161    $ 269,858
                                                                  =========    =========

            - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Notes payable                                                   $  65,000    $  65,000
  Accounts payable                                                   57,566       66,502
  Accrued expenses and other current liabilities                     16,696       12,688
  Shareholder's loans                                               128,924      120,409
  Income taxes payable                                                  666          809
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           268,852      265,408
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2001 and 2000               --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    6,742,000 and 6,600,000 shares issued and outstanding at
    September 30 and December 31, respectively                        6,742        6,600
  Additional paid-in capital                                        288,770      174,587
  Accumulated deficit                                              (192,853)    (176,737)
  Stock subscription receivable                                     (28,350)        --
                                                                  ---------    ---------
                                                                     74,309        4,450
                                                                  ---------    ---------

                                                                  $ 343,161    $ 269,858
                                                                  =========    =========

                    See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                   Three Months Ended September 30, Nine months Ended September 30,
                                          2001         2000           2001         2000
                                       ---------     ---------     ---------     ---------

NET SALES                              $ 157,456     $ 104,009     $ 442,097     $ 398,614
COST OF SALES                            117,906        80,325       328,423       303,813
                                       ---------     ---------     ---------     ---------

GROSS PROFIT                              39,550        23,684       113,674        94,801
                                       ---------     ---------     ---------     ---------

OPERATING EXPENSES:
  Selling expenses                        17,279         7,450        54,846        55,787
  General and administrative expenses     20,030        34,795        71,180        87,795
                                       ---------     ---------     ---------     ---------
                                          37,309        42,245       126,026       143,582
                                       ---------     ---------     ---------     ---------

PROFIT (LOSS) FROM OPERATIONS              2,241       (18,561)      (12,352)      (48,781)

OTHER EXPENSES:
  Interest expense                        (1,041)       (1,081)       (3,345)       (2,943)
                                       ---------     ---------     ---------     ---------

PROFIT (LOSS) BEFORE TAXES                 1,200       (19,642)      (15,697)      (51,724)

  Provision for income taxes                 140           170           420           510
                                       ---------     ---------     ---------     ---------

NET PROFIT (LOSS)                      $   1,060    $  (19,812)    $ (16,117)    $ (52,234)
                                       =========     =========     =========     =========

PROFIT (LOSS) PER SHARE:

  Basic                                $    --       $    --       $    --       $  (.01)
                                       =========     =========     =========     =========
  Diluted                              $    --       $    --       $    --       $  (.01)
                                       =========     =========     =========     =========

                  See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           For the Nine months
                                                           Ended September 30,
                                                           2001          2000
                                                         --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(16,117)     $(52,234)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation                                            3,000         3,000
    Provision for bad debts                                 4,409         3,000
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (38,793)       61,660
    Decrease (increase) in inventories                        278       (94,564)
    (Increase) in prepaid expenses
      and other current assets                            (26,533)         --
    (Decrease) in accounts payable                         (8,936)      (34,530)

    Increase (decrease) in accrued expenses
     and other current liabilities                          3,865        (2,379)
                                                         --------      --------
      Net cash used by operating activities               (78,827)     (116,047)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --          (2,470)
  Repayment of note receivable                               --           1,485
                                                         --------      --------
      Net cash used in investing activities                  --            (985)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                   85,975          --
  Proceeds from shareholder's loans                         8,515       120,934
                                                         --------      --------
      Net cash provided  by financing activities           94,490       120,934
                                                         --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  15,663         3,902

  Cash and cash equivalents, at beginning of year           4,278         3,802
                                                         --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $ 19,941      $  7,704
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                    $    563      $    551
    Interest paid                                        $  3,345      $  2,943

                  See notes to financial statements.

                                       5
                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                September 30,2001
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of  management,  the  accompanying  unaudited  interim financial statements  of Icy  Splash  Food and  Beverage,  Inc.  contain  all adjustments necessary to present fairly the Company's financial position as of
September 30, 2001 and December 31, 2000 (audited) and the results of operations for the three and nine months  ended  September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001 and
2000 are not  necessarily  indicative  of the results to be expected for the full year.

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's financial  statements included in its Annual Report on Form
10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.  Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and
10-QSB.

NOTE 2 - SHAREHOLDERS' LOANS:

At September 30, 2001 and  December  31, 2000 the Company  owed an aggregate of $128,924  and $120,409,  respectively  to one of its  shareholders.  The loan is non-interest bearing and has no formal repayment terms.

NOTE 3 - CAPITAL STOCK:

During the quarter ended September 30, 2001, the Company issued 142,000 shares of common stock upon exercise of outstanding common stock purchase warrants.
The Company was to receive $114,325 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $2,675, less $.10 per share which were required to be paid to Southern
Financial Services, Inc. and less $10,800 in the process of clearing a brokerage account.  The Company received only $75,175 in connection with such exercise since an additional $10,800 was recorded as equity and an account receivable and $28,350 was recorded as equity and a subscription receivable.

Subsequent to the quarter ended September 30, 2001, the Company issued an additional 123,500 shares of common stock upon exercise of outstanding common stock purchase warrants.  The Company was to receive $110,250 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $900 and less $.10 per share which were required to be paid to Southern Financial Services, Inc.  The Company received only $9,000 in connection with such exercise since an additional $101,250 was recorded as equity and a subscription receivable.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for Icy Splash Food & Beverage,  Inc. (the  "Company")
increased 51.4%, from $104,009 in the three months ended September 30, 2000 to
$157,456 in the three months ended September 30, 2001 and increased 10.9%, from $398,614 in the nine months ended September 30, 2000 to $442,097 in the nine months ended September 30, 2001.

     For the three months ended September 30, 2001 sales of Icy Splash (TM) Clear,
Icy Splash (TM) Second Generation and other manufacturers' products were
21.6%, 1.5% and 76.9%, respectively, compared with 32.9%, 11.7% and 55.4%, respectively, for the three months ended September 30, 2000.  For the nine months ended September 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash
(TM) Second Generation and other manufacturers' products were 32.6%, 7.1% and
60.3%, respectively, compared with 32.2%, 23.8% and 44.0%, respectively, for the nine months ended September 30, 2000

     The gross profit margin increased to 25.1% in the third quarter of 2001 from 22.8% in the third quarter of 2000 and increased to 25.7% in the first nine months of 2001 from 23.8% in the first nine months of 2000.  Volatility of the Company's profit margins is a result of management marketing different products and product lines (Clear, Second Generation and other manufacturers')
based on the most conservative use of working capital at the time.  Typically,
Icy Splash Clear ™ has the greatest profit margin, while Second
Generation and other manufacturers' products have smaller margins.

     Selling expenses were $17,279 in the third quarter of 2001, compared with
$7,450 in the third quarter of 2000, 11.0% and 7.2% of sales, respectively.
Selling expenses were $54,846 in the first nine months of 2001, compared with
$55,787 in the first nine months of 2000, 12.4% and 14.0% of sales, respectively.

     General and administrative expenses were $20,030 in the third quarter of
2001, compared with $34,796 in the third quarter of 2000, 12.7% and 33.5% of sales, respectively, and $71,180 in the first nine months of 2001, compared with $87,795 in the first nine months of 2000, 16.1% and 22.0% of sales, respectively. Management is attempting to limit expenses to only those necessary to maintain ongoing operations until further proceeds from sales of common stock are received.

     The following items were significant for the two periods. Professional fees were $9,891 in the third quarter of 2001, compared with $17,398 in the third quarter of 2000, 6.3% and 16.7% of sales, respectively, and were $40,738 in the first nine months of 2001, compared with $42,189 in the first nine months of 2000, 9.2% and 10.6% of sales, respectively. Telephone expenses were
$952 in the third quarter of 2001, compared with $2,781 in the third quarter of 2000, 0.6% and 2.7% of sales, respectively, and were $2,698 in the first nine months of 2001, compared with $6,804 in the first nine months of 2000,
0.6% and 1.7% of sales, respectively. Insurance expenses were $3,143 in the third quarter of 2001, compared with $4,745 in the third quarter of 2000, 2.0%
and 4.6% of sales, respectively, and were $8,126 in the first nine months of
2001, compared with $12,499 in the first nine months of 2000, 1.8% and 3.1% of sales, respectively. Automobile expenses were $547 in the third quarter of
2001, compared with $2,781 in the third quarter of 2000, 0.3% and 2.7% of sales, respectively, and were $1,789 in the first nine months of 2001, compared with $6,621 in the first nine months of 2000, 0.4% and
1.7% of sales, respectively. Telephone and other recurring expenses have decreased for the first nine months of 2001 as a result of Management's efforts to control costs while they implement their decision to focus on sales of Icy Splash - Clear in established markets.  It is anticipated these expenses will increase when the Company is funded and the sales mix becomes broader.

     Interest expense decreased from $1,081 to $1,041 in the third quarter of
2001 versus the third quarter of 2000, and increased from $2,943 to $3,345 in the first nine months of 2001 versus the first nine months of 2000, because the Company's bank raised the interest rate from an introductory rate of 4.5%
to 7.5%.

     There was a profit from operations for the third quarter of 2001 of
$2,241, compared with a loss of $18,561 for the third quarter of 2000, with an operating profit (loss) percentage of 1.4% for the third quarter of 2001 and
(17.8%) for the third quarter of 2000. There was a loss from operations for the first nine months of 2001 of $12,352, compared with a loss of $48,781 for the first nine months of 2000, with an operating loss percentage of 2.8% for the first nine months of 2001 and 12.2% for the first nine months of 2000. Net profit (loss) and net profit (loss) as a percent of sales for the third quarter of 2001 were $1,060 and 0.7%, compared to ($19,812) and (19.0%) for the third quarter of 2000. Net loss and net loss as a percent of sales for the first nine months of 2001 were $16,117 and 3.6%, compared to $52,234 and 13.1%
for the first nine months of 2000.  The increased profitability for 2001 was predominately caused by higher sales.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital  increased $72,859 from December 31, 2000 to September 30, 2001 predominately by raising $85,975 from the sale of the Company's common stock, offset by the net loss in the first nine months of 2001.

     Net cash flow used by operating  activities was $78,827 and $116,047 for the first nine months of 2001 and 2000,  respectively.  For 2001, the cash usage primarily reflects the Company's net loss and an increase in accounts receivable and for 2000 it primarily reflects the Company's net loss and an increase of inventory.

     The Company  purchased no fixed assets during the first nine months of
2001 and $2,470 during the first nine months of 2000.  $1,485 of a note receivable from a vendor was received in the first nine months of 2000.

During the first nine months of 2001 the Company raised net proceeds of
$85,975 from the sale of common stock.  During the first nine months of 2001, the Company  borrowed $8,515 from a shareholder and during the first nine months of 2000 it borrowed $120,934 from a shareholder.

     While the Company has no material capital commitments, we have experienced losses and except for the sale of common stock have negative cash flow as of September 30, 2001.  There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management.  When used in this document, the words "anticipate,"
"estimate," "expect,"   "intend"   and  similar   expressions   are intended
to  identify forward-looking statements.  Although the Company believes that the expectations reflected in such  forward-looking  statements are reasonable,  it can give no assurance that such expectations  will prove to be correct.  Such statements are subject to certain risks,  uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize,  or should the underlying assumptions prove  incorrect,  actual results may vary  materially  from those  anticipated, estimated or expected.

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2001, the Company issued 142,000 shares of common stock upon exercise of outstanding common stock purchase warrants.
The Company was to receive $114,325 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $2,675, less $.10 per share which were required to be paid to Southern
Financial Services, Inc. and less $10,800 in the process of clearing a brokerage account.  The Company received only $75,175 in connection with such exercise since an additional $10,800 was recorded as equity and an account receivable and $28,350 was recorded as equity and a subscription receivable.

Subsequent to the quarter ended September 30, 2001, the Company issued an additional 123,500 shares of common stock upon exercise of outstanding common stock purchase warrants.  The Company was to receive $110,250 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $900 and less $.10 per share which were required to be paid to Southern Financial Services, Inc.  The Company received only $9,000 in connection with such exercise since an additional $101,250 was recorded as equity and a subscription receivable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 11 - Computation of Earnings Per Share

          b)   Reports on Form 8-K
               The Company  did not file any Current  Reports on Form 8-K during the six month period ended September 30, 2001

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ICY SPLASH FOOD & BEVERAGE, INC.

November 9, 2001                            By: /s/ Joseph Aslan
                                            ----------------------------
                                                    Joseph Aslan,
                                                    President

                                            By: /s/ Charles Tokarz
                                            ----------------------------
                                                    Charles Tokarz,
                                                    Chief Financial Officer

