Form 10QSB
period 2001-09-30
PAYSTAR CORP
filed 2001-11-19
CIK 1080531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

       FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-32197

PAYSTAR CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA                                             86-0885565
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

1110 WEST KETTLEMAN LANE, SUITE 48, LODI, CA                  95240
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (209) 339-0484

Former name of Small Business Issuer:  PAYSTAR COMMUNICATIONS CORPORATION

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such fling requirements for the past 90 days.
(1) Yes [X]  No [ ]     (2) Yes [X]  No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At November 19, 2001, there were 21,868,938 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PAYSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001

                                                                 September 30, 2001
ASSETS
CURRENT ASSETS
     Cash
     Accounts receivable                                              $2,274,401
     Accounts receivable - related parties                                 7,451
     Inventory                                                           313,669
                                                                       ---------
          Total current assets                                         2,595,521
                                                                       ---------

PROPERTY AND EQUIPMENT - net of accumulated depreciation               2,716,321

OTHER ASSETS
     Advance deposits                                                     67,856
     Notes receivable - related parties                                  741,754
     Software licensing agreement                                        150,000
     Investment US Cash                                                    2,700
     Goodwill                                                          2,294,321
                                                                       ---------
          Total other assets                                           3,256,631
                                                                       ---------
               TOTAL ASSETS                                           $8,568,473
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft                                                      $25,688
     Accounts payable                                                  3,155,846
     Accrued expenses                                                    767,725
     Accrued interest payable - related parties
     Notes payable - related parties                                     165,613
     Customer deposits                                                   556,912
                                                                       ---------
          Total current liabilities                                    4,671,784
                                                                       ---------

LONG TERM DEBT
     Corporate debentures                                                352,000
     Capital leases payable                                              620,552
     Notes payable                                                       764,644
     Accrued interest on notes payable                                    91,976
                                                                       ---------
          Total long term debt                                         1,829,172
                                                                       ---------
               Total liabilities                                       6,500,956
                                                                       =========

CONTINGENT LIABILITIES                                                         -

STOCKHOLDERS' EQUITY
     Preferred stock;
          10,000,000 shares authorized at $0.001 par value;
          1,000,000 shares issued and outstanding                          1,000
     Common Stock;
          100,000,000 shares authorized, at $0.001 par value;
          20,343,938 shares issued and outstanding                        20,344
     Capital in excess of par value                                    9,641,346
     Stock subscriptions received                                      1,718,270
     Accumulated deficit                                              (9,313,443)
                                                                       ---------
          Total stockholders'  equity (Deficiency)                     2,067,517
                                                                       ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $8,568,473

The accompanying notes are an integral part of these financial statements

PAYSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and Nine Months Ended September 30, 2001 and 2000

                                                      Three Months                                  Nine Months
                                        September  30,          September 30,          September  30,          September  30,
                                             2001                    2000                    2001                    2000

REVENUES                                    $4,169,191            $2,536,630            $12,627,164            $6,341,856

COST OF SALES AND SERVICES                   3,479,192             1,665,519              8,910,434             4,525,701
                                             ---------             ---------              ---------             ---------
     Gross Profit                              689,999               871,111              3,716,730             1,816,155
                                             ---------             ---------              ---------             ---------
EXPENSES

     Sales                                     255,843               151,824                936,737               555,039

     Administrative                          3,478,784               692,572              6,676,772             2,026,094

     Depreciation                              147,899                26,365                224,352                72,049

     Interest                                  104,285               146,934                309,172               496,733
                                             ---------             ---------              ---------             ---------
                                             3,986,811             1,017,695              8,147,033             3,149,915
                                             ---------             ---------              ---------             ---------

NET OPERATING LOSS                          (3,296,812)             (146,584)            (4,430,303)           (1,333,760)
                                             ---------             ---------              ---------             ---------
OTHER INCOME AND EXPENSES                      178,339                     -                 82,581                     -
                                             ---------             ---------              ---------             ---------
NET LOSS                                   $(3,118,473)            $(146,584)           $(4,347,722)          $(1,333,760)
                                             =========             =========              =========             =========
NET LOSS PER COMMON SHARE

     Basic                                      $(0.27)               $(0.02)                $(0.45)               $(0.20)
                                             ---------             ---------              ---------             ---------

AVERAGE OUTSTANDING SHARES

     Basic                                  11,622,795            6,636,200               9,676,204             6,636,200

The accompanying notes are an integral part of these financial statements

PAYSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000

CASH FLOWS FROM OPERATING ACTIVITIES
                                                       Sept. 30, 2001          Sept. 30, 2000

     Net loss                                         $(4,347,722)                $(1,333,760)

     Adjustments to reconcile net loss to
          net cash used in operating activities

          Depreciation                                    172,231                      72,049
          Non Cash Expenses                             2,390,287
          Changes in Inventory                           (201,389)                   (822,252)
          Changes in Accounts Receivable               (7,189,969)                   (223,023)
          Changes in Deposits and Prepaid Expenses        (20,885)                    (21,100)
          Changes in Notes Receivable                      23,446
          Changes in Accounts Payable                   7,424,930                   1,503,869
          Changes In Accrued Expenses                     767,725                      74,309
          Changes in Taxes Payable                         53,934
          Changes in Customer Deposits                  1,449,653
          Changes in Deferred Revenue                    (164,710)
          Changes in Software Licensing agreements       (150,000)
                                                        ---------                   ---------
     Net decrease in cash from operations                 207,531                    (749,908)
                                                        ---------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

          Changes in Property and Equipment            (1,565,394)                   (435,728)

          Bank overdraft liability                         25,688
                                                        ---------                   ---------
     Net decrease in cash from investing activities    (1,539,706)                   (435,728)
                                                        ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

          Changes in Loans Payable                         63,403                   1,531,300
          Changes in Capital Leases                      (100,582)
          Changes in Capital Stock                        387,696                      45,000
          Changes in Corporate Debentures                 352,000
                                                        ---------                   ---------
     Net increase from financing activities               702,517                   1,576,300
                                                        ---------                   ---------
Net change in cash                                       (629,657)                    390,664

Cash at Beginning of Period                               629,657                     203,152
                                                        ---------                   ---------
Cash at the End of Period                               $       -                    $593,816
                                                        =========                   =========
Supplemental disclosure of cash flow information

     ESOP and incentive plan stock issuances of
     1,604,000 common shares                           $2,459,600
     Acquisitions of businesses and assets by stock
     issuances of 2,635,010 common shares              $2,171,500
     Conversion of notes to stock by issuance of
     6,519,736 shares of common and 1,000,000
     shares of preferred shares.                       $2,682,092

The accompanying notes are an integral part of these financial statements

PAYSTAR CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 16,
1977.  Since that date there have been three changes in the name and in the capitalization resulting in authorized common capital stock of 100,000,000 shares at $0.001 par value and authorized preferred stock of 10,000,000 shares at $0.001 per shares.  On July 31, 2001 the name was changed to PayStar
Corporation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basics of Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2001, condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and the condensed statements of cash flows for the nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for form 10-QSB and
Item 310(b) of regulation S-B.  Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principals for complete financial statements.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes, thereto included in the registrant's (the
Company's) financial statements for the year ended December 31, 2000 on form
10-KSB.  In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented.  The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Principals of Consolidation

The consolidated financial statements shown in this report exclude the historical operating statement of PayStar Corporation (parent) before October
12, 1998 and include the historical operating statements of U. S. Cash
Exchange, Inc. (subsidiary) and PayStar Communications, Inc. (subsidiary).
The operating statements of other subsidiaries acquired in 2001 are included from their dates of acquisition.  All inter-company transactions have been eliminated.

Effective January 1, 2001 the Company completed the purchase of the assets of
NCS, Inc., by the issuance of 150,000 shares of common stock and 150,000 Class A
Warrants, and the assumption of debt of $318,500 due during the coming year including interest at 13.35%.  Goodwill of $687,288 and assets of $33,540 were recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of operations from the date of purchase.

Effective December 11, 2000, the Company completed the purchase of the assets of
PAIDCard.net, Inc., by the issuance of 485,000 shares of common stock and
485,000 Class A Warrants.  Goodwill of $646,885, assets of $32,989 and liabilities of $25,874 were recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of income from the date of purchase.

Effective April 30, 2001, the Company completed the purchase of certain assets from Fun e-Business, Inc., by the issuance of 1,000,000 shares of common stock and options to purchase 1,150,000 shares at $1.08 per share.  Goodwill of
$1,008,935 and assets of $11,065 were recognized from the purchase.  Operating income of the subsidiary has been included in the consolidated statements of income from the date of purchase.

Effective March 1, 2001 the Company acquired 100 percent of the outstanding stock of SHS Communications, Inc., and Positions Industries, Inc., in a stock for stock exchange by the issuance of 1,000,010 common shares.  The company recognized this as a pooling of entities.  The operating income of the subsidiary has been included in the consolidated statements of operations for all periods presented in accordance with general accepted accounting principals.

Effective March 1, 2001, the Company acquired management contracts for approximately 1,750 pay telephones from Payphone Management, Inc., a Washington corporation doing business as Digital Access Communications, by the issuance of
1,100,000 shares of common stock.  Operating income from these contracts has been included in the consolidated statements of income from the effective date of the agreement.

Effective September 30, 2001, the Company acquired approximately 750 pay telephones from California Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive, a series of Washington limited partnerships, by the issuance of 1,997,883 shares of common stock.  This transaction has been reflected on the consolidated balance sheet at
September 30, 2001.

Recognition of Income

  PayStar Communications, Inc. - subsidiary

PayStar Communications is in the business of servicing and maintaining 2,976 pay telephones for their owners, of which, 1,034 belong to related parties.
The income is recognized when an independent contractor collects the cash from the payphones, and deposits it.  The company pays the owners of the payphones a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement and a percentage of the income to the location owner.  The activity of the Company also includes the sale of installed payphones on which income is recognized on the completion of the sale.

  U. S. Cash Exchange, Inc. - subsidiary

The Company has developed an ATM scrip machine, as a substitute for an ATM cash-dispensing machine, which has been installed in various commercial locations.  The scrip machine functions in a similar manner as an ATM cash machine except that, after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine. The scrip amount, plus a transaction fee, is charged against the users bank account.  The scrip can then be used to purchase merchandise in the store where the ATM scrip machine is located.  The transactions are processed through a clearinghouse and a service charge is then paid to the participating entities.  The Company then pays a varying percentage to the owner of the ATM machine and the merchant where the machine is installed.  U. S. Cash purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in commercial locations.  The completed location is then sold to an investor, through a third party marketer, who then leases the location back to U. S. Cash.  The sale by U. S. Cash is recorded when the purchase price is received from the marketer.  The sale and leaseback are considered to be operating leases by U. S. Cash, with no excess profits being recognized.  The lease commitments are shown in note 10.

  SHS Communications, Inc. - subsidiary

SHS Communications is in the business of sales, servicing and maintaining telephone switches and systems.  The income is recognized when a sale or servicing agreement has been duly signed and approved.  This company also includes the sales of telephone switch "condos," which are a smaller portion of a telephone switch.  The income for condo sales is also recognized when an agreement has been duly signed and approved.

  PayStar InfoStations, Inc. - subsidiary

PayStar InfoStations is in the business of selling, servicing and maintaining
Internet kiosk machines. The income is recognized when the cash is collected from the kiosks by an independent contractor and via Internet for credit card charges and deposited.  The company pays the owners of the kiosks a varying percentage earned by the kiosk machine.

Provision for doubtful accounts receivable

A provision for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable.  On
September 30, 2001 all accounts receivable are considered to be currently collectable.

Inventory

Inventory is carried at cost and consists of scrip machines installed in operating commercial locations ready for sale, and the component parts for the machines ready to assemble for installation.  The cost of the installations in commercial locations is averaged over all installations for the year and used to cost the ending inventory of installed locations ready for sale.

Warranties on Sales of Installed Locations

No provision for warranties for defective equipment is recognized on the installations because the Company has a policy of replacing the defective equipment and returning it to the equipment manufacturer who provides servicing at no charge to the Company.

Basic and Diluted Net Loss Per Share

Basic net income (loss) per share amounts is computer based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilative. In that case, only the basic per share amounts are shown in the report.

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

3.     NOTES PAYABLE

The Company has outstanding notes payable due of $764,644, with maturity dates due within the next 3 years including interest at varying rates.  Included in this amount is a note payable of $197,500, plus the accrued interest that may be converted to common stock at $2.00 per share at the option of the note holder during December 2001.

As of September 30, 2001, the Company has issued $352,000 in convertible debentures.  Included in this amount are $95,000 worth of 10% per annum debentures that can be converted to commmon stock at any time within a two year period for $2.00 per share.  Also, the Company issued $157,000 worth of 14% per annum debentures that can be converted to common stock after one year at a rate of $2.00 per share.  Both of these debentures mature within a two year period.

4.     NOTES PAYABLE - RELATED PARTIES

Effective September 30, 2001 the Company completed an agreement to extinguish outstanding debt of $2,421,676 by the issuance of 4,521,853 shares of common stock, 1,000,000 shares of preferred stock and the agreement to provide 100 cashless teller machines and 100 kiosks.

5.     COMMON STOCK

In April 2001, the Company completed a private placement offering of 1,521,492 units, with each unit consisting on one share of common stock and one Class A
Warrant, at $2.00 per unit.

In September 2001, the Company completed a private placement offering of
125,000 units, with each unit consisting on one share of common stock and one
Class B Warrant, at $1.00 per unit.

6.     EMPLOYEE STOCK OPTION PLAN

On November 3, 1998, and later amended, the Company adopted an employee Stock
Option Plan which provides a plan for employees, officers, directors and consultants to purchase up to 1,176,000 common shares of the Company.

Prior to December 31, 2000, 1,041,000 options to purchase 1,041,000 restricted common shares had been granted as follows: 766,000 at an option price of $1.00 per share and 275,000 at $2.00 per share.  726,000 of the options can be exercised at any time and 315,000 of the options can be exercised during
2001.  On the date the options were granted, the fair value of the Company's common stock was considered by management to be less than the option price per share; therefore, no value was assigned to the options granted.

7.     2000 STOCK OPTION/STOCK ISSUANCE PLAN

On December 12, 2000 the Company established a stock option/stock issuance plan to attract and retain qualified people to serve as key employees.  The
Company has reserved 10,000,000 common shares that can be issued under the plan. Awards made under the plan shall be in options or common shares of the
Company.  During March 2001, key employees were issued 415,000 common shares under the Plan as bonuses.  On June 13, 2001 key employees were issued 250,000 common shares under the Plan as bonuses.  On July 30, 2001 directors were issued 100,000 common shares under the Plan as bonuses.

8.     RELATED PARTY TRANSACTIONS

The Company conducts an ongoing business with a related party, which consists of maintaining and servicing 1,034 pay telephones.  For the year ended December
31, 2000 the maintenance income received amounted to $488,512.  For the nine months ended September 30, 2001, the maintenance income received amounted to
$488,512 and for the nine month period ended September 30, 2001, the maintenance icome received was $292,320.

9.     CONTINGENT LIABILITES

Leases

The Company has office leases covering 14,000 square feet of space with an annual lease amount of $191,525.  The leases will expire in 2001 and 2002.

The Company is obligated to pay lease payments on the ATM Script machines, as outlined in note 2, over the next five years as follows;

 Year         Amount
 2002     $ 1,110,095
 2003       1,209,219
 2004       1,228,909
 2005       1,112,126
 2006         606,068

Legal Proceedings

The Company has been named in various government agency inquiries and has submitted proposals for rescission offers in two states.

Purchase Commitment

The Company has entered into numerous agreements for the rental of cashless
ATMs and other equipment.  Under the terms of the rental agreements, the owner may elect to sell the equipment of the Company at the end of the rental period with 180 days advance notice.  The Company is then obligated to repurchase the equipment at an agreed upon price.

Upon timely receipt of the owners intention to sell, the Company records a liability for the agreed upon purchase price of the equipment.  As of
September 30, 2001 none of the equipment owners had notified the Company of their intention to sell their equipment; accordingly, no liability has been recorded.

10.     GOING CONCERN

The Company will require additional working capital to sustain operations and to service its current debt, and for claims from the contingent liabilities described in note 9.  Accordingly, there is substantial doubt about the
Company's ability to continue as a going concern.  Management is presently engaged in seeking and has obtained various sources of additional working capital including additional loans from officers, equity funding through a private placement, converting debt to equity, and increased revenues from sales.  Although there can be no assurances that these strategies will be successful, management believes that these efforts will provide sufficient working capital to sustain the current level of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

     We experienced significant changes in the third quarter 2001.  The corporate name was changed to PayStar Corporation and the organization chart was streamlined to three integrated divisions.  These divisions will enable the company to accomplish its mission statement of building a "world class Global Virtual Network (GVN) comprised of retail, wholesale, and enterprise customers by providing next generation internet transaction machines, products and services thereby continuing to enhance shareholder value."

     The transition from a legacy-based business (pay telephones and cashless teller machines), to a GVN will be accomplished through mergers and acquisitions.  Within this last quarter, PayStar Corporation either completed or entered into agreements with two Kiosk companies that deployed the equipment in high traffic, marquee locations.  With the acquisition of
Fun e-Business, PayStar Corporation obtained Kiosks that are located in
Denver International Airport and Sea-Tac Airport, while acquiring proprietary content software, Gold Sprocket.  In the purchase of iCatcher
Network, we acquired approximately 200 kiosks situated in prime public venues in the Eastern U.S.A.  We  are currently in negotiations with a major Kiosk company with units deployed in major airports (JFK, La Guardia,
Newark, O'Hare, etc.).  Another acquisition candidate has Kiosk contracts with Madison Square Garden, the City of New York and with BART (San
Francisco Bay Area Rapid Transit District).

     We are also expanding our efforts in the prepaid industry, which includes prepaid calling cards as well as prepaid ATM/debit cards, prepaid
Internet and other products. Our main focus is in the international ethnic market in such countries as Mexico, Cuba, Vietnam, India, and Pakistan where management believes the wholesale market will be able to produce high margins and large volumes of traffic.

     By way of a stock and equipment transfer, we were able to reduce our debt by approximately  $2.4 million.  We issued 4,521,853 shares of common stock, 1,000,000 preferred shares and will transfer approximately $500,000 worth of equipment to complete the transaction.

     We have been approached by a known pay telephone management company that has offered to take over the service and maintenance of PayStar
Communication Inc.'s pay  telephones owned by non-related clients.  If completed this would aid us in our transition from a legacy-based business to a GVN.  With our cooperation, the pay telephone management company is in the process of obtaining the client's transfer agreement for their services and the release of PayStar from any and all obligations under the existing service agreements.

     U.S. Cash Exchange, Inc.'s agreements call for the rental of CTMs in which the owner may elect to sell the equipment to U.S. Cash at the end of the rental period with 180 days advance notice.  Management has been advised by company auditors that this opportunity does not establish a reportable liability.

     The pay phone and telecommunications industries have experienced exceptionally difficult economic times in the current financial economy and we have not been exempt from this trend.  With the reduction of coin revenue in the pay telephones and with the slump in equipment sales, we have not been able to meet all of our obligations.  As of September 30,
2001, PayStar Communications, Inc. owed the payphone owners approximately
$290,000 and U.S. Cash Exchange, Inc. owed the CTM owners approximately
$232,650 respectively for August and September.  CTM owners have been notified that payments missed will be added on to the end of the rental period, thereby extending the current obligation.  Also, PayStar
Communications, Inc. owed the pay phone site owners approximately $90,000 for the same time period.  With the proposed movement of the client's management agreements to the new service company, these past due obligations would be transferred to the new service company, except for the amounts due the site owners.

     PayStar has submitted pending rescission offers with the States of
Pennsylvania and Oklahoma that create an uncertain obligation.  The
Pennsylvania offer could result in payment of approximately $600,000 to pay telephone owners and the Oklahoma offer could result in payment of approximately $250,000 to CTM owners.

RESULTS OF OPERATIONS

     In comparing the quarter ended September 30, 2001, to September 30,
2000, the consolidated revenue increased over 164%. The revenue contribution, by company, was PayStar Communications, Inc. 34.9%, U.S. Cash
Exchange, Inc 26.5%, Prepaid Services 23.1%, SHS 11.4% and 4.1% from the remaining subsidiaries.

 The nine-month year to date consolidated revenues increased by nearly 200%
when comparing September 30, 2001 to September 30, 2000.  The revenue contribution, by company, was PayStar Communications, Inc. 32.9%, U.S. Cash
Exchange, Inc. 38.6%, Prepaid Services 7.7%, SHS 17.3% and 3.5% from the remaining subsidiaries.  This growth in revenue can be attributed to an increase in our CTM sales to our master distributor, to our entry into the prepaid industry and to the revenue contribution made by acquisitions.  At this time management is of the opinion that this upward trend will continue.

     PayStar anticipates that the majority of our growth in the future will come through mergers and  acquisitions of next-generation companies and continued growth in state-of-the art PIN-based technologies (wired and wireless Visa/MasterCard and debit processing equipment).

     The costs of sales and services increased as a percentage of sales from 66% in the quarter ending September 30, 2000, to 83% in the quarter ending September 30, 2001.  The major reason for the percentage increase results from our initial entry into the prepaid market, which initially had higher costs.  As transition to proprietary switching facilities occurs these costs should decline dramatically.

The nine-month year to date consolidated cost of sales percentage of 71%
remained constant when comparing September 30, 2001 to September 30, 2000.
At this time management is of the opinion that the percentage should show a decrease as we become more cost effective in the prepaid arena and as our revenue increases.

     Sales and general and administrative costs increased from $894,396 to
$3,734,627 for the three months ended September 30, 2000 and 2001, respectively.  As we continue to build our customer base and execute our business plan, we expect these expenses to increase.  The primary reason for this increase relates to the hiring of consultants to assist the company in identifying acquisition candidates and to advise the company during our transition from a legacy based company to a GVN.  During the current downturn in business we have reduced our payroll from 65 employees to 45.  The projected annual savings by this reduction in force exceeds
$1,000,000.

     The nine-month year to date consolidated sales, general and administrative expenses increased from $2,581,133 to $7,610,509 when comparing September 30, 2000 to September 30, 2001 respectively.  Many of these expenses are fixed, and with the reduction in personnel, we expect this trend, as a percentage of revenue to be reduced.

Depreciation costs increased from $26,365 to $147,899 for the three months ended September 30, 2000 and 2001, respectively.  Depreciation costs consist primarily of depreciation of office furniture and equipment, and payphone equipment.  The nine-month costs increased from $72,049 to
$224,352 when comparing September 30, 2000 to September 30, 2001. It can be
expected that depreciation will continue to increase as we continue to expand our subsidiaries.

     Interest expense decreased from $146,934 to $104,285 for the three months ended September 30, 2000 and 2001, respectively.  The nine-month interest expenses decreased from $496,733 to $309,172 when comparing
September 30, 2001 to September 30, 2000. This decrease is the result of the conversion of short-term notes to stock in December 2000 through April
2001.  The interest expense will further decrease with the debt reduction described herein.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities generated a negative cash flow of $207,531 for the nine months ended September 30, 2001.  Cash used from investing activities of $1,539,706 for the nine months ended September 30, 2001, was primarily expended for the purchase of additional subsidiaries.  Our financing activities generated cash of $702,517 for the nine months ended
September 30, 2001.  The principal increase in cash generated resulted from the sale of stock.

     Our future capital requirements will depend on numerous factors, including:

     -    Revenue generation from our newly formed subsidiaries;
     -    Increased sales of Kiosks and CTM machines;
     -    Entry into the prepaid services arena;
     -    Greater efficiency of operations.; and
     -    Ability to raise equity funding.

     We expect to fund our operations through profits from the above factors as well as future equity financing.

FORWARD-LOOKING STATEMENTS

The foregoing includes statements that may constitute forward-looking statements.  The company would like to caution readers regarding certain forward-looking statements in this document.  Statements that are based on management's projections, estimates and assumptions are forward-looking statements.  The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements.  While the company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  Many of the uncertainties and contingencies can affect events and the company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.  Some of the factors that could cause actual results or future events to differ materially include the company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the company; the pricing of and demand for distributed products or services; the presence of competitors with greater financial resources; the outcome of regulatory investigations; the amount required to satisfy any mandated rescission offers; economic and market factors; and other factors.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In connection with the promissory note in the principal amount of
$197,500 due from us to Payphones, Incorporated as discussed below, we received notice from counsel for Payphone, Incorporated dated September 25,
2001, that it intends to file suit to protect its interest in the note if the issue were not resolved by November 1, 2001.  As of the date of filing of this report, the issue had not been resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2001, the following securities were sold by us without registering the securities under the Securities Act:

     -     As of September 30, 2001, the closing date of our 250,000 unit offering, we sold 125,000 units, each unit consisting of one share of common stock and one Class B Warrant to purchase another share of common stock at an exercise price of $1.00 per share.  These units were sold to two investors, both of whom were believed by management to be accredited investors at the time of purchase.  The units were sold for cash proceeds of $125,000.  The units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuances. The stock and warrant certificates received by the named parties contained restrictive legends pursuant to Rule 144.  No underwriting discounts or commissions were paid in connection with these issuances.

     -     In our 10% convertible debenture offering, we sold an additional
$45,000 in debentures during the quarter and through July 31, 2001, the closing date of the offering.  These debentures were sold to two accredited investors.  The debentures were sold without registration under the Securities
Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) as transactions by an issuer not involving any public offering,
Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors.  No form of general solicitation was used in connection with such issuances. The debenture instruments received by the investors contained restrictive legends pursuant to Rule 144. We paid selling commissions of $4,500 to an outside selling agent in connection with these transactions.

     -     In our 14% convertible debenture offering, we sold an additional
$192,000 in debentures during the quarter and through July 31, 2001, the closing date of the offering.  These debentures were sold to six accredited investors.  The debentures were sold without registration under the Securities
Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) as transactions by an issuer not involving any public offering,
Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors.  No form of general solicitation was used in connection with such issuances. The debenture instruments received by the investors contained restrictive legends pursuant to Rule 144. We paid selling commissions of $28,800 to an outside selling agent in connection with these transactions.

     -     In July 2001 we issued 100,000 shares of our common stock to Ross
S. Rambach for consulting services rendered to us by Mr. Rambach.  Management believed him to have been an accredited investor at the time of the issuance of the shares. The shares were issued without registration under the
Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering, Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors.  No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144.
No underwriting discounts or commissions were paid in connection with this issuance.

     -     In July 2001 we issued 100,000 shares of our common stock to Mark
Kennison for consulting services rendered to us by Mr. Kennison.  Management believed him to have been an accredited investor at the time of the issuance of the shares. The shares were issued without registration under the
Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering, Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors.  No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144.
No underwriting discounts or commissions were paid in connection with this issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On July 1, 2000, we issued a promissory note to Payphones, Incorporated in connection with the purchase of pay telephones acquired from this entity.  The principal amount of the note was $197,500, with interest of 10% per annum.
The note was due April 1, 2001, and we are delinquent in the payment of principal and interest on this promissory note.  As of November 14, 2001, we owed $197,500 in principal on the note and approximately $24,701 in interest.
Management disputes the amount of the note based upon the lack of performance of the pay telephones acquired from Payphones, Incorporated and intends to defend any legal action brought to collect the full amount of the note.

     During the quarter ended September 30, 2001, PayStar Communications, Inc.
and U.S. Cash Exchange, Inc., two of our wholly owned subsidiaries, did not make required payments for the months of August and September under the management contracts for approximately 3,300 cashless teller machines ("CTMs") and 3,000 pay telephones.  For these months the unpaid amounts due under the CTM agreements totaled $290,000 and the amounts due under the pay telephone agreements totaled $232,650.  In addition, we did not make payments totaling approximately $90,000 to the pay telephone site owners during the same periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2001, shareholders owning 5,490,900 shares, or 52.45% of the total outstanding shares on such date, approved an amendment to our articles of incorporation to change the corporate name to "PayStar Corporation" and approved an amendment to our 2000 Stock Option/Stock Issuance Plan to increase the maximum number of shares of common stock which may be issued over the term of the plan from 3,000,000 to 10,000,000 shares.  The amendment to the articles of incorporation was effective on October 4, 2001, and the amendment to the plan became effective September 27, 2001.

ITEM 5.   OTHER INFORMATION

     -     Effective May 16, 2001, we entered into an asset purchase agreement with Fun e-Business.com, Inc., a Delaware corporation ("Fun e-Business").  The agreement provided that on the closing date Fun e-Business would receive shares of common stock and options to purchase shares of common stock of our company in exchange for certain assets owned by them.  The principle followed in determining the amount of such consideration was the estimated value of the assets, which was approximately $1,020,000.  The closing of the asset purchase agreement was completed on October 5, 2001, to be effective as of June 30,
2001.  As a result of the closing, we issued to Fun e-Business 1,000,000 shares of our common stock and granted 1,150,000 options to purchase up to 1,150,000 shares of our common stock.  The exercise price of the options is $1.08.  The term of the options is from October 5, 2002, to the close of business on
December 31, 2004.  The options are exercisable beginning January 1, 2001, and ending December 31, 2004.  We acquired the technology for the kiosks, including the Gold Sprocket software, and approximately twenty-five kiosks and location agreements, plus twelve kiosks in inventory.  Prior to closing, Fun
e-Business was engaged in business as a full service worldwide provider of
Internet kiosks which offered public access entertainment and communications kiosks.

     -     On September 20, 2001, we entered into an asset purchase agreement with iCatcher Network, Inc., a Delaware corporation ("iCatcher").  The agreement provided that on the closing date iCatcher would receive shares of common stock in exchange for certain assets owned by it.  The principle followed in determining the amount of such consideration was the estimated value of the assets, which was believed by management to be at least
$400,000.  The closing of the asset purchase agreement was completed on
November 1, 2001. As a result of the closing, we issued 400,000 shares of our common stock to iCatcher.  We also provided a guarantee to iCatcher that if it were not able to sell the shares at $1.00 per share or greater, than we would pay the difference to iCatcher under the following formula:  If the average daily closing price of our stock, during the period from the closing date until thirteen months following should fall below an average of $1.00 by dividing the number of trading days into the closing price, and iCatcher shall have had ample opportunity to sell the stock at or above the $1.00 per share price, then no further money would be due iCatcher.  In the event that the average price over the same thirteen month period is below $1.00 and iCatcher has not had the opportunity to sell the stock at or above $1.00, then the difference between the amount the stock was sold for and $1.00 would be paid by us to iCatcher within thirty days.  We also agreed to file a registration statement for the resale of the shares on or before December 1, 2001.  We acquired approximately 144 kiosks and location agreements, plus 40 kiosks in inventory.  Prior to closing, iCatcher was engaged in business as a full service provider of Internet kiosks which offered public access entertainment and communications kiosks located in the Cincinnati, Ohio, and the Virginia corridor.  In addition, John Shin, the chairman of iCatcher, became president of PayStar InfoStations, Inc., our wholly owned subsidiary operating the kiosks.

     -     On November 8, 2001, we closed several transactions which in the aggregate resulted in the acquisition of approximately 750 pay telephones, the cancellation of approximately $2,421,676 debt owed by the parent company or one or more of our subsidiaries, the issuance of 8,119,736 shares of common stock, and the issuance of 1,000,000 shares of Series "A" Convertible Preferred Stock.
We also acquired an entity with management contracts on approximately 1,750 pay telephones, including the approximately 750 pay telephones acquired by us in these transactions.  The transactions were deemed to have been effected on
September 30, 2001.  Set forth below is a brief description of each of these transactions:

     1.     We acquired approximately 750 pay telephones installed primarily in the States of Washington and Oregon.  The pay telephones were purchased through
PayStar Communications, Inc., our wholly owned subsidiary, from California
Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive (the "California Phones Limited Partnerships"), a series of
Washington limited partnerships for which T&C Management, a California limited liability company, is the general partner ("T&C Management").  T&C Management is owned and operated by two individuals, Ken Cheatham and Don Truman.  We issued an aggregate of 1,997,883 shares to the limited partnerships for the pay telephones and granted registration rights to register the distribution of the shares to the partners of these limited partnerships. In addition, we entered into one-year consulting agreements with Mr. Cheatham and Mr. Truman in which we agreed to pay them each either a lump sum of $15,000 or $1,250 per month commencing November 15, 2001, and issued to them each 250,000 shares of our common stock in order to, among other things, provide transition and consulting services on the pay telephones acquired in this and the additional transaction with the California Limited Partnerships set forth below, as well as with the business of Payphone Management, Inc. described below. The amount of consideration paid for the pay telephones was based upon management's estimate of the value of the telephones and the discounted value of the stock issued for the telephones.

     2.     We obtained forgiveness of debt in the amount of approximately
$848,712 which was owed to Intermountain Marketing Associates LLC ("IMA"), a Utah limited liability company owned, controlled, and managed by Thomas
Howell, one of our shareholders. The funds were originally borrowed by us from
IMA over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries.  In order to obtain this debt forgiveness, we issued 2,501,853 shares of our common stock to the California Phones Limited
Partnerships, which in turn transferred 1,000 pay telephones owned by the limited partnerships to IMA.  We also granted registration rights to register the distribution of the shares to the partners of these limited partnerships.
The number of  shares issued for the debt forgiveness was based upon the market value of the shares discounted at September 30, 2001.  IMA has also agreed to forgive an additional $201,236 in debt owed at September 30, 2001

     3.     Through our wholly owned subsidiary, U.S. Cash Exchange, Inc., we agreed to furnish 100 cashless teller machines ("CTMs") to IMA for which IMA forgave approximately $150,000 owed by us to IMA.  The funds were originally borrowed by us from IMA over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries.  Although we do not currently own the necessary CTMs, we intend to purchase, and are required to deliver, the 100 CTMs on or before January 1, 2002.  The CTMs are required to be installed and operating at a business location; be subject to an existing site location agreement, a management or maintenance agreement, and a
CTM transaction processing agreement, each of which shall have a remaining term of not less than six months; be free and clear of any security interest or other liability; and have reasonably demonstrated profitability.  If we are unable to deliver all of the CTMs by this date, IMA has the option to reinstate the debt in full, or, if fewer than all of the CTMs are delivered, to prorate the debt based upon the number of CTMs delivered.  The value placed on the CTMs was our estimated cost.

     4.     Through our wholly owned subsidiary, PayStar InfoStations, Inc., we agreed to furnish 100 Internet kiosks ("Kiosks") to IMA for which IMA forgave approximately $340,000 owed by us to IMA.  The funds were originally borrowed by us from IMA over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries. Although we do not currently own the necessary kiosks, we intend to purchase, and are required to deliver, the 100 Kiosks on or before March 1, 2002.  The Kiosks are required to be installed and operating at a business location; be subject to an existing site location agreement and a management or maintenance agreement, each of which shall have a remaining term of not less than six months; be free and clear of any security interest or other liability; and have reasonably demonstrated profitability.  If we are unable to deliver all of the Kiosks by this date, IMA has the option to reinstate the debt in full, or, if fewer than all of the Kiosks are delivered, to prorate the debt based upon the number of
Kiosks delivered. The value placed on the kiosks was our estimated cost.

     5.     We obtained forgiveness of  debt in the amount of approximately
$498,450 which was owed to IMA. The funds were originally borrowed by us from
IMA over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries.  In order to obtain this debt forgiveness, we issued 1,470,000 shares of our common stock and 1,000,000 shares of our
Series "A" Convertible Preferred Stock to IMA.  We also granted piggyback registration rights to register the resale of 500,000 of the common shares by
IMA.  The number of  shares issued for the debt forgiveness was based upon the market value of the shares discounted at September 30, 2001.  The preferred shares were alued at $10,000.

     6.     We obtained forgiveness of  debt in the amount of approximately
$383,278 which was owed to NIBG, LLC ("NIBG"), a Utah limited liability company owned, controlled, and managed by Michele Howell, the wife of Thomas Howell.
The debt was assumed by PayStar.com, Inc., our wholly owned subsidiary, in our acquisition of NCS-Network Communications Solutions, LLC in January 2001.  In
order to obtain this debt forgiveness, we issued 550,000 shares of our common stock to NIBG.  We also granted piggyback registration rights to register the resale of the shares by NIBG.  The number of  shares issued for the debt forgiveness was based upon the market value of the shares discounted at
September 30, 2001.

     7.     We acquired certain payphone management contracts from Payphone
Management, Inc., a Washington corporation doing business as Digital Access
Communications, an entity which holds the management contracts for the 1,750 pay telephones purchased by us and IMA from the California Limited
Partnerships. Ken Cheatham, Don Truman, and Chuck Truman are the principal owners of Payphone Management, Inc. We issued a total of 200,000 shares of our common stock to the three shareholders of Payphone Management, Inc.  As additional consideration for the exchange of the shares by Ken Cheatham and
Don Truman, two of the shareholders, we issued 450,000 shares of common stock each to these two persons. We also agreed to provide piggyback registration rights for 250,000 of these shares each.  The principal followed in determining the amount of consideration in this transaction was management's valuation of the business as a going concern.

     -     Revisions to Series "A" Convertible Preferred Stock

     In connection with the transaction with IMA described above, the Series
"A" preferred stock was redesignated as the Series "A" Convertible Preferred
Stock and the number of preferred shares allocated to this series was reduced to 1,000,000.  The Series A preferred stock is entitled to receive dividends on an equal basis with the holders of the common stock.  It is convertible at any time after November 15, 2002, into common stock at the rate of one share of common stock for each share of Series A preferred stock converted.  It is redeemable by us at any time after November 15, 2002 at the rate of $1.50 per share of Series "A" preferred stock. The holders of the Series "A" preferred stock will have no right to vote the shares, either at elections of directors or in any other corporate proceedings or meetings, except as required by the statutes of the State of Nevada. In the event of any liquidation, dissolution, or winding up of the affairs of PayStar, the holders of the Series "A"
preferred stock are entitled, before any distribution or payment shall be made to the holders of the common shares or any other series of preferred shares, to be paid an amount equal to $1.00 per share of Series "A" preferred stock, plus all unpaid cumulative dividends, if any, accrued to the date of liquidation.  After payment to the holders of the Series "A" preferred stock of the amounts to which they are entitled as stated, the balance, if any, shall be paid to the holders of shares subordinated to the Series "A"
preferred stock according to their respective rights.

     -     Effective October 31, 2001, Barry Schaffer resigned as one of our directors.

     -     In July 2001, Mark Wagner resigned as president of PayStar
Corporation and became chief executive officer of SHS Communications, Inc., one of our wholly owned subsidiaries.  On October 19, 2001, he was terminated as chief executive officer and his employment agreement was canceled.

     -     Status as a Pseudo California Corporation.

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California
General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the
State of California.  Currently, we believe our parent company meets this test and would be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada.  Our designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet one of these tests.

Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held;
supermajority vote requirements; limitations on the sale of assets;
limitations on mergers; board and shareholder approvals required in reorganizations; dissenters' rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection.  Section 2115 would also subject us to Section 708 of the
California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  The following exhibits are attached hereto and included with this report:

SEC
Reference &
Exhibit No.    Description                                             Location

2.6            Agreement for Purchase and Sale of Certain Assets
               dated May 16, 2001, with Fun e-Business.com, Inc.,
               with addendum, but without attachments or schedules     Attached

2.7            Asset Purchase Agreement dated September 20, 2001,
               with iCatcher Network, Inc., without attachments or
               schedules                                               Attached

2.8            Asset Purchase Agreement dated November 8, 2001,
               with California Phones, Ltd. Partnerships numbers 0
               through 12 and 14 through 16, without attachments or
               schedules                                               Attached

2.9 & 10.11    Asset Purchase and Debt Settlement Agreement
               dated November 8, 2001, with California Phones, Ltd.
               Partnerships numbers 0 through 12 and 14 through 16,
               and Intermountain Marketing Associates, LLC, without
               attachments or schedules                                Attached

2.10 & 10.12   Asset Purchase and Debt Settlement Agreement dated
               November 8, 2001, with Intermountain Marketing
               Associates, LLC and U.S. Cash Exchange, Inc., without
               attachments or schedules                                Attached

2.11 & 10.13   Asset Purchase and Debt Settlement Agreement dated
               November 8, 2001, with Intermountain Marketing
               Associates, LLC and PayStar InfoStations, Inc.,
               without attachments or schedules                        Attached

2.12           Stock Purchase and Debt Settlement Agreement dated
               November 8, 2001, with NIBG, LLC, without
               attachments or schedules Attached                       Attached

2.13           Stock-for-Stock Exchange Agreement dated November
               8, 2001, with Payphone Management, Inc., without
               attachments or schedules                                Attached

3.1            Articles of  Incorporation of PayStar Communications
               Corporation, as amended effective October 4, 2001       Attached

4.9            Form of Certificate evidencing Class B
               Warrants                                                Attached

4.10           Stock Option Agreement dated October 5, 2001, with
               Fun e-Business.com, Inc.                                Attached

4.11           Certificate of Designation of Series "A" Convertible
               Preferred Stock                                         Attached

4.12           Registration Rights Agreement dated September 20,
               2001, with iCatcher Network, Inc.                       Attached

4.13           Registration Rights Agreement dated November 8,
               2001, with California Phones, Ltd. Partnerships
               numbers 0 through 12, inclusive, and 14 through
               16, inclusive                                           Attached

4.14 & 10.15   Registration Rights Agreement dated November 8,
               2001, with Intermountain Marketing Associates, LLC      Attached

4.15           Registration Rights Agreement dated November 8,
               2001, with NIBG, LLC                                    Attached

4.16           Registration Rights Agreement dated November 8,
               2001, with Ken Cheatham                                 Attached

4.17           Registration Rights Agreement dated November 8,
               2001, with Don Truman                                   Attached

10.8           Amended 2000 Stock Option/Stock Issuance Plan           Attached

10.14          Stock Purchase and Debt Settlement Agreement dated
               November 8, 2001, with Intermountain Marketing
               Associates, LLC, without attachments or schedules       Attached

21.1           List of Subsidiaries                                    Attached

(b)     Reports on Form 8-K filed during the quarter ended September 30, 2001:

     -     On May 2, 2001, we filed a current report on Form 8-K to report under Item 2 the acquisition of SHS Communications, Inc. and Position
Industries, Inc. on April 17, 2001.  Financial statements of SHS Communications,
Inc., and pro forma financial information, were filed under Item 7 in an amendment to the Form 8-K filed on July 2, 2001.  On August 7, 2001, we filed a second amendment to the 8-K to include the financial statements of Position
Industries, Inc. under Item 7.

     -     On September 13, 2001, we filed a current report on Form 8-K to report under Item 4 the change in our certifying accountant.  On September 14,
2001, we filed an amendment to this report to correct an error in the original filing.  On September 18, 2001, we filed a second amendment to this report to include the letter from the former certifying accountant as required by Item
304(a)(3) of Regulation S-B.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PayStar Corporation

Date: November 19, 2001                By /s/ William D. Yotty
                                       William D. Yotty, Chief Executive Officer

Date: November 19, 2001                By /s/ Harry T. Martin
                                       Harry T. Martin, Chief Financial Officer
                                       and Principal Accounting Officer