Form 10KSB
period 2001-12-31
PAYSTAR CORP
filed 2002-07-15
CIK 1080531

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-32197

                            PAYSTAR CORPORATION
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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ]  No [X]     (2) Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001, were $14,474,742.

The aggregate market value of common stock held by non-affiliates of the issuer as of June 24, 2002, was $2,155,681, based upon the average bid and asked price on such date for the 27,815,234 common shares held by non-affiliates.

The number of shares outstanding of the issuer's common stock as of May 16, 2002, was 32,414,216.

Documents Incorporated by Reference: None

                             TABLE OF CONTENTS

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .  4

ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 33

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . 33

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS  . . . . . . . . . . . . . . 46

ITEM 7.   FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . 52

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . 79

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . 79

ITEM 10.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . 81

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . 87

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . 89

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . 91

                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Our company, PayStar Corporation, was originally incorporated under the laws of the State of Nevada on June 16, 1977.

     During 2001 we engaged in a number of acquisitions, the result of which has been to focus our business in four areas: cashless teller machine (CTM) services, which is managed by our wholly owned subsidiary, U.S. Cash Exchange, Inc.; wholesale carrier services, switching platforms, and software support, which is managed by our wholly owned subsidiary, SHS Communications, Inc.; Internet ATM and prepaid debit card services, which is managed by our wholly owned subsidiary, GLOBALCash, Inc.; and Internet kiosk services, which is managed by our wholly owned subsidiary, PayStar InfoStations, Inc. In addition, during 2001, we substantially ceased our pay telephone operations by transferring all of our service and maintenance agreements for the pay telephones not owned by us to Tri-Tech Communications, LLC. We continued to manage the approximately 300 pay telephones owned by us until they were sold during second quarter of 2002. We have retained ownership of 750 pay telephones which were acquired during 2001 and which are currently managed by an unrelated third party. These 750 pay telephones are subject to pending litigation (see "Item 3. Legal Proceedings"). We are also proposing to change the method of operation of our CTM business by limiting our operations to management of CTMs owned by us only. We intend either to acquire ownership of the CTMs or transfer management to another management company.

     Our current operating strategy is to develop points of distribution through merchant locations or network service sites for our entire product line. This will be driven by internal sales efforts and through merger and acquisition activity. Our approach centers on points of distribution in thousands of merchant locations throughout North America with whom we have existing relations through our CTM and Internet kiosk business.


     Set forth below is a chronological development of our business during 2001.

     In December 2000, we entered into an asset purchase agreement with PAIDCard.net, Inc., a Nevada corporation, to acquire substantially all of the assets, and to assume certain liabilities, of this entity. PAIDCard.net, Inc. was engaged in the business of providing a prepaid anonymous Internet debit card platform. The agreement provided for the assets to be purchased by our wholly owned subsidiary, PayStar Financial Services, Inc., a Nevada corporation incorporated on December 11, 2000, for the purpose of this transaction. We took control of these assets in December 2000, although the closing was not completed until approximately May 3, 2001. At closing we issued a total of 400,000 shares and 400,000 two-year Class A Warrants to purchase shares of our common stock at an exercise price of $2.00 per share. In addition, we issued 85,000 shares and 85,000 Class A Warrants to satisfy $170,000 of outstanding loans to PAIDCard.net, Inc. We ceased operating this business during 2001.

     Also in December 2000, we entered into an asset purchase agreement with NCS-Network Communications Solutions, LLC, a Nevada limited liability company, to acquire substantially all of the assets, and to assume certain liabilities, of this entity. NCS was engaged in the business of designing web sites and developing Internet applications. The agreement provided for the assets to be purchased by our wholly owned subsidiary, PayStar.com, Inc., a Nevada corporation, incorporated on June 29, 2000, for our proposed web hosting and design operations. At closing we issued a total of 150,000 shares, and 150,000 Class A Warrants to purchase shares of our common stock at an exercise price of $2.00 per share, for the assets of NCS. The closing of the transaction was held on or about March 22, 2001. The operations of this business essentially ceased during 2001. We have retained one employee who provides web design services.

     Effective February 27, 2001, U.S. Cash Exchange, Inc. changed its domicile to the State of Nevada by merging into U.S. Cash Exchange, Inc., a Nevada corporation incorporated on September 12, 2000, solely for this change of domicile transaction.

     Effective March 1, 2001, we entered into a stock-for-stock exchange agreement with SHS Communications, Inc. and Position Industries, Inc., two closely held California corporations, and the shareholders of these entities. SHS was incorporated in the State of California on September 11, 1997, for the purpose of being a full service telecommunications provider in the switch marketplace. Position Industries was incorporated in the State of California on September 10, 1993, for the purpose of installing, programming and maintaining equipment for the long distance market and is in the process of being merged into SHS. The closing of the reorganization agreement and exchange of stock took place on or about March 30, 2001, and we issued a total of 1,000,010 shares to the shareholders of these entities. SHS and Position Industries are now wholly owned subsidiaries of our parent company.

     On March 16, 2001, we incorporated PayStar Prepaid Services, Inc. as a wholly owned subsidiary. This subsidiary is currently inactive.

     Effective May 16, 2001, we entered into an asset purchase agreement with Fun e-Business.com, Inc., a Delaware corporation. The agreement provided that on the closing date Fun e-Business would receive shares of common stock and options to purchase shares of common stock of our company in exchange for certain assets owned by it. The closing of the asset purchase agreement and issuance of stock was completed on or about October 5, 2001, to be effective as of June 30, 2001. As a result of the closing, we issued to Fun e-Business 1,000,000 shares of our common stock and granted options to purchase up to 1,150,000 shares of our common stock.
The exercise price of the options is $1.08. The term of the options is from October 5, 2002, to the close of business on December 31, 2004. The options are exercisable beginning January 1, 2003. The agreement also provides that if any of the 1,000,000 shares issued in the transaction is transferred, assigned, attached, or encumbered before December 31, 2002, the shares are redeemable by us for $0.01 per share, or $10,000. We acquired the technology for the kiosks, including the Gold Sprocket software, and approximately twenty-five kiosks and airport location agreements, plus twelve kiosks in inventory. Prior to closing, Fun e-Business was engaged in business as a full service provider of Internet kiosks, which offered public access entertainment and communications kiosks.

     On September 12, 2001, we established a company called PayStar Acquisitions Corporation. The name was changed to PayStar InfoStations, Inc. on November 2, 2001. The purpose of this corporation is to manage our Internet kiosk business. All of the Internet kiosks purchased by us have been transferred to this entity.

     On September 20, 2001, we entered into an asset purchase agreement with iCatcher Network, Inc., a Delaware corporation. The agreement provided that on the closing date iCatcher would receive shares of common stock in exchange for certain assets owned by it. The closing of the asset purchase agreement and issuance of stock was completed on or about November 1, 2001. As a result of the closing, we issued 400,000 shares of our common stock to iCatcher. We also provided a guarantee to iCatcher that if it were not able to sell the shares at $1.00 per share or greater, than we would pay the difference to iCatcher under the following formula: If the average daily closing price of our stock, during the period from the closing date until thirteen months following should fall below an average of $1.00 by dividing the number of trading days into the closing price, and iCatcher shall have had ample opportunity to sell the stock at or above the $1.00 per share price, then no further money would be due iCatcher. In the event that the average price over the same thirteen-month period is below $1.00 and iCatcher has not had the opportunity to sell the stock at or above $1.00, then the difference between the amount the stock was sold for and $1.00 would be paid by us to iCatcher within thirty days. We also agreed to file a registration statement for the resale of the shares on or before December 1, 2001, which has not occurred. We acquired approximately 144 kiosks and location agreements, plus 40 kiosks in inventory. Prior to closing, iCatcher was engaged in business as a full service provider of Internet kiosks which offered public access entertainment and communications kiosks located in the Cincinnati, Ohio, and the Virginia corridor.

     On October 4, 2001, we changed the name of our parent company from PayStar Communications Corporation to PayStar Corporation.

     On or about November 8, 2001, we entered into contracts involving several transactions which in the aggregate provided for the acquisition of approximately 750 pay telephones, the cancellation of approximately $2,220,440 in debt owed by the parent company or one or more of our subsidiaries, the issuance of 8,119,736 shares of common stock, and the issuance of 1,000,000 shares of Series "A" Convertible Preferred Stock. We also acquired an entity with management contracts on approximately 1,750 pay telephones, including the 750 pay telephones acquired by us in these transactions. The contracts for these transactions provided for an effective closing date of September 30, 2001, although actual completion of the transactions did not occur until after year-end. These transactions are currently the subject of litigation between the sellers and managers of the pay telephones and the purchasers of the telephones and our former creditors. In part, the sellers of the pay telephones are seeking rescission of the agreements and return of the pay telephones based in part for the failure to deliver the shares. (See
"Item 3. Legal Proceedings.") Set forth below is a brief description of each of these transactions:

  * We agreed to acquire approximately 750 pay telephones installed primarily in the States of Washington and Oregon. The pay telephones will be purchased through PayStar Communications, Inc., our wholly owned subsidiary, from California Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive, a series of Washington limited partnerships for which T&C Management, a California limited liability company, is the general partner. T&C Management is owned and operated by two individuals, Ken Cheatham and Don Truman, who are 5% shareholders. We agreed to issue an aggregate of 1,997,883 shares to the limited partnerships for the pay telephones and granted registration rights to register the distribution of the shares to the partners of these limited partnerships. In addition, we entered into one-year consulting agreements with Mr. Cheatham and Mr. Truman in which we agreed to pay them each $1,250 per month commencing November 15, 2001, and agreed to issue to them each 250,000 shares of our common stock in order to, among other things, provide transition and consulting services on the pay telephones acquired in this and the additional transaction with the limited partnerships set forth below, as well as with the business of Payphone Management, Inc. described below. The amount of consideration paid for the pay telephones was based upon management's estimate of the value of the telephones and the discounted value of the stock issued for the telephones. The stock certificates representing the shares to be issued to the limited partnerships and Messrs. Cheatham and Truman were not delivered at closing and are being held by management of our company pending the outcome of the litigation.

  * We agreed to a forgiveness of debt in the principal amount of approximately $848,712, which was owed to Intermountain Marketing Associates LLC, a Utah limited liability company owned, controlled, and managed by Thomas Howell, one of our 5% shareholders. The funds were originally borrowed by us from Intermountain Marketing Associates over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries. In order to obtain this debt forgiveness, we agreed to issue 2,501,853 shares of our common stock to the Washington limited partnerships, which in turn transferred 1,000 pay telephones owned by the limited partnerships to Intermountain Marketing Associates. We also granted registration rights to register the distribution of the shares to the partners of these limited partnerships. The number of shares issued for the debt forgiveness was based upon the market value of the shares discounted at September 30, 2001. The stock certificates representing the shares to be issued to the limited partnerships were not delivered at closing and are being held by management of our company pending the outcome of the litigation.

  * Through our wholly owned subsidiary, U.S. Cash Exchange, Inc., we agreed to furnish 100 script ATMs to Intermountain Marketing Associates for which it agreed to forgive approximately $150,000 owed by us to Intermountain Marketing Associates. The funds were originally borrowed by us from Intermountain Marketing Associates over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries. Although we did not own the necessary CTMs at the time of this transaction, we agreed to purchase and deliver the 100 script ATMs on or before January 1, 2002. This did not occur. The script ATMs were required to be installed and operating at a business location; be subject to an existing site location agreement, a management or maintenance agreement, and a CTM transaction processing agreement, each of which would have a remaining term of not less than six months; be free and clear of any security interest or other liability; and have reasonably demonstrated profitability. As a result of our failure to provide the CTMs by the required date, Intermountain Marketing Associates has the option to reinstate the debt in full. This obligation appears as a short term liability on our financial statements.

  * Through our wholly owned subsidiary, PayStar InfoStations, Inc., we agreed to furnish 100 Internet kiosks to Intermountain Marketing Associates for which it agreed to forgive approximately $340,000 owed by us to Intermountain Marketing Associates. The funds were originally borrowed by us from Intermountain Marketing Associates over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries. Although we did not own the necessary kiosks at the time of the transaction, we agreed to purchase and deliver the 100 kiosks on or before March 1, 2002. This did not occur. The kiosks were required to be installed and operating at a business location; be subject to an existing site location agreement and a management or maintenance agreement, each of which would have a remaining term of not less than six months; be free and clear of any security interest or other liability; and have reasonably demonstrated profitability. As a result of our failure to provide the kiosks by the required date, Intermountain Marketing Associates has the option to reinstate the debt in full. This obligation appears as a short term liability on our financial statements.

  * We agreed to the forgiveness of debt in the principal amount of approximately $498,450, which was owed to Intermountain Marketing Associates. The funds were originally borrowed by us from Intermountain Marketing Associates over a period from March 1999 to August of 2000 and used by us for working capital for us and our subsidiaries. In order to obtain this debt forgiveness, we agreed to issue 1,470,000 shares of our common stock and 1,000,000 shares of our Series "A" Convertible Preferred Stock to Intermountain Marketing Associates. We also agreed to grant piggyback registration rights to register the resale of 500,000 of the common shares by Intermountain Marketing Associates. The number of shares to be issued for the debt forgiveness was based upon the market value of the shares discounted at September 30, 2001. The preferred shares were valued at $10,000.

  * We agreed to the forgiveness of debt in the principal amount of approximately $383,278, which was owed to NIBG, LLC, a Utah limited liability company owned, controlled, and managed by Michele Howell, the wife of Thomas Howell, one of our 5% shareholders. The debt was assumed by PayStar.com, Inc., our wholly owned subsidiary, in our acquisition of NCS-Network Communications Solutions, LLC in March 2001. In order to obtain this debt forgiveness, we agreed to issue 550,000 shares of our common stock to NIBG. We also agreed to grant piggyback registration rights to register the resale of the shares by NIBG. The number of shares to be issued for the debt forgiveness was based upon the market value of the shares discounted at September 30, 2001.

  * We agreed to acquire certain payphone management contracts through the acquisition of all of the outstanding stock of Payphone Management, Inc., a Washington corporation doing business as Digital Access Communications, an entity that holds the management contracts for the 1,750 pay telephones purchased by Intermountain Marketing Associates and us from the Washington limited partnerships. Ken Cheatham and Don Truman, two of our 5% shareholders, were two of the three owners of Payphone Management. We agreed to issue a total of 200,000 shares of our common stock to the three shareholders of Payphone Management in exchange for their stock in Payphone Management, the result of which was to make Payphone Management a wholly owned subsidiary of our parent company. As additional consideration for the exchange of the shares by Ken Cheatham and Don Truman, we agreed to issue 450,000 shares of common stock each to these two persons. We also agreed to provide piggyback registration rights for 250,000 of these shares each. The principal followed in determining the amount of consideration in this transaction was management's valuation of the business as a going concern. The stock certificates representing the shares to be issued to these parties were not delivered at closing and are being held by management of our company pending the outcome of the litigation.

     In December 2001, we entered into an agreement with Tri-Tech Communications, LLC to have Tri-Tech assume management and maintenance of all of the pay telephones previously managed and maintained by us. The agreement provides that Tri-Tech would assume responsibility for approximately 1,425 pay telephones, including payment of outstanding charges for PacBell and Verizon, site owner commissions for October and November 2001, and certain other outstanding payments due sites and owners. At May 1, 2002, all of the pay telephone agreements had been transferred to Tri-Tech.

     On August 20, 2001, we commenced negotiations with XSource Corporation to purchase all rights, title and interest to certain assets of its subsidiary, Get.2.Net Corporation. We entered into a Letter of Agreement on October 23, 2001, to acquire approximately 175 Internet free-for-use kiosks in 32 locations including JFK, LaGuardia, Newark, and Denver Airports and 24 other airport locations. The components of the Internet access kiosks included CPUs, monitors, keyboards, enclosures and software. In addition, there were 100 more kiosks in inventory. Besides the acquisition of the assets, we were to assume certain liabilities of Get.2.Net. The purchase price of the assets was stock having a value equal to $950,000 and a promissory note in the amount of $50,000. The number of shares issued by us was calculated by dividing $950,000 by the average closing price of our common stock for the ten trading days immediately prior to the closing. The transaction was closed effective December 21, 2001. We issued 5,277,778 shares and assumed certain liabilities of Get.2.Net in the amount of $1,011,038, of which we have guaranteed scheduled payments in the amount of $572,000. These scheduled payments were to be made as follows: $85,800 per month on or before February 15, 2002, March 15, 2002, April 15, 2002, May 15, 2002, June 15, 2002, and July
15, 2002, and $57,200 on or before August 15, 2002. Payment of the debts assumed by us was to be made on or before February 15, 2002. We are in breach of the provisions requiring us to pay both the liabilities of Get.2.Net guaranteed by us and the liabilities assumed by us in this transaction. In addition, we granted piggyback registration rights for the shares issued and entered into a lockup agreement which provides that for a period of two years from the effective date of the proposed registration statement to be filed by us for the shares issued in the transaction, XSource agrees that it will not publicly sell more than 1,319,445 of the shares during any 90 day period following the original effective date of such registration statement. No registration statement has yet been filed.

     On February 27, 2002, we created a corporation entitled GLOBALCash, Inc. The corporation was established in order to manage our newly created product, a prepaid ATM/debit card.

     Also during 2001 we announced three business ventures which have not been implemented. On April 10, 2001, we announced a joint venture with brandATM to engage in the promotion of marketing advertising on full motion video screens that were to be installed on CTMs. On June 19, 2001, we announced a strategic alliance with SCA telecard in connection with prepaid cards. And on August 20, 2001, we announced a partnership with hereUare Communications for wireless LAN high speed Internet access. The joint venture with brandATM and the strategic alliance with SCA telecard were not pursued based upon our business decision not to proceed with the transactions. The partnership with hereUare Communications was not pursued because hereUare is phasing out of the enabling business.

OUR CASHLESS TELLER MACHINE (CTM) BUSINESS

     General

     We currently manage approximately 607 CTM units and hold in inventory another 427 units. These units provide individuals the mechanism to use their bank debit card to obtain on-the-spot scrip to purchase items and to obtain cash for use in various retail stores using funds from their bank savings or checking accounts for a fee. Generally, the scrip machines are located in convenience and liquor stores, fast food and other restaurants, gas stations, video and entertainment facilities, and other high traffic merchant locations throughout the United States.

     The CTM management business revenues have continued to deteriorate. The market place experienced an increase in cash dispensing ATMs, which affected our business model in several ways. First, the ATMs were drawing customers away from the CTMs. Secondly, stores were going out of business at a higher than normal rate due to the downturn in the economy and, along with the competition of the ATMs, it became more difficult to find suitable replacement sites. These two factors led to a situation in which approximately 30% of all CTMs under management by us were located at non-performing or under-performing locations. Therefore, we are exiting the CTM management business for third party owners.

     We have not made payments to the CTM owners since approximately September 2001. A lawsuit has been filed against us by several CTM owners for nonpayment in regard to 282 CTMs and we have received several complaints from CTM owners, some of which threaten litigation. (See "Item
3. Legal Proceedings.") Our plan is to repurchase all of the CTM units which we currently manage or provide the unit owners with the opportunity to transfer management of the units to another service provider. We have communicated this plan to the CTM owners and received preliminary indications of the preferences of the owners. However, because the purchase of these units may involve the issuance of a security, we cannot consummate this transaction without first filing a registration statement with the Securities and Exchange Commission, and the applicable state securities agencies, and having the registration statement declared effective by these regulatory authorities.

     Industry Overview

     This industry can be separated into three broad categories:

       *  Those companies marketing point of sale products;
       * Those marketing ATM cash dispensing machines, including banks and independent agents; and
       *  Those marketing scrip machines.

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

     A number of large franchise companies are testing the use of debit or cash dispensing machines in their franchise locations. We believe that the trend toward the increased use of debit scrip dispensing machines will be a positive factor in the growth of our business since we believe it would be likely that more people would use debit cards and have access to our machines.

     Services Offered

     The scrip machine can be described as a hybrid ATM machine and works essentially like a cash-dispensing machine. At the machine, the customer swipes his or her debit card through the machine, enters a PIN number that acts as a security code for the customer, and selects the dollar amount of scrip desired. The merchant can preset the amounts of the scrip at various levels, for example, $10, $20, and $40, depending upon the type of business. Upon authorization of the transaction by either the bank who issued the debt card or a designated agent, the scrip machine dispenses a paper receipt, which the customer takes to the check out counter to receive merchandise and return of any cash in excess of the purchase. The customer is guided through the process by instructions and messages that appear on the LCD display on the machine. This process allows the customer to make a purchase without using cash and to receive cash back from the transaction. In most instances, the customer is required to purchase an item at the location to redeem the scrip. Total elapsed time to obtain the scrip from our machine is usually under 30 seconds per customer. Generally, the scrip machine is located somewhere other than at the checkout counter to avoid delaying the checkout process for other customers waiting in line.

     The scrip machines will generally accept most debit cards. There is a preset limit on the amount of scrip available in each transaction. The bank, the merchant, or both can set this limit. Each transaction charges the customer a usage fee. All transactions are posted through a network of national network debited processors which in turn posts the transaction to the merchant's bank within normal business procedures. The network processor distributes monthly the terminal fees to the merchants and us.

     We believe this type of machine offers a number of advantages to the merchant and the customer. For the merchant, it has the potential to increase foot traffic into his store because of the convenience for the customer in using a debit machine rather than carrying cash. It also has the potential to increase the amount spent by each customer who may want to purchase more items than he has cash to do so. It also decreases losses from bad checks and is faster to process than checks at the checkout counter. For the customer it is faster and easier than writing a check, it is safer than carrying cash, it requires no identification to use the scrip machine or at checkout, there is more security using the scrip machine inside the store rather than an outside ATM machine, and the surcharge is equal to or less than the cost of using an ATM machine.

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

     Service and Maintenance

     Our in-house service representatives handle most service calls from the merchant. They will attempt to walk the merchant through corrective actions to attempt to fix the problem. If this does not occur, a service representative will be dispatched to the location if it is close to our company office. If it is outside of this geographic location, we utilize outside contractors to visit the location and fix the problem. These are contractors with whom we may have a preexisting business relationship, but with whom we do not have any existing contract. In other instances, we will simply use depot maintenance and ship a new scrip machine to the merchant and have him return the broken one.

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

     Debit Card Processing

     We have contracted with several network processors, to process our debit transactions through the various debit networks. The basic debit transaction works similarly to a cash dispensing machine: a customer using one of our script machines in a merchant's place of business walks up to the terminal, swipes the debit card through the unit, enters the PIN number and then enters the dollar amount. The terminal dials up to the appropriate ATM network, ensures the transaction is valid, and then sends back an approval (or a denial) code to the terminal. Then, instead of receiving cash out of the machine, the machine prints up a coupon or receipt which the customer then takes to the front counter and receives cash back, less any purchase he or she may have made.

     Equipment

     We do not manufacture the scrip machines. We purchase the equipment and assemble the machines from multiple vendors that we have selected. We download selected processor software programming into the machine for use by the customer at the merchants' facilities. We then bolt the machine to a stand which the merchant can affix to a counter or utilize our freestanding model. We do not have a written contract with our suppliers to guaranty a constant supply of the machines processing equipment. However, we believe there are a number of alternate suppliers from whom we could purchase similar machines at approximately the same price and terms. If we were to lose an existing supplier, we believe that before we exhausted our inventory of machines, we could engage new suppliers. We have a payment plan with one of our suppliers that has obtained a judgment against us for failure to pay for the machines manufactured and delivered by the supplier (see "Item 3. Legal Proceedings").

     Our existing machines come with a one-year manufacturer's warranty, which is not voided by the assembly process we employ. We do not maintain any product liability insurance and do not believe that such insurance is necessary in our business.

     At present we are not purchasing new CTM units, since we have a number of inactive units in inventory.

     Marketing

     At present we are not actively seeking additional locations for our inactive CTM units. However, we intend to contract with third party agents to locate sites for installation of the inactive CTMs.

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

     In the geographic areas where we currently offer our products, we compete with several companies offering cash dispensing or point of sale debit machines. These competitors include POS Systems Management, Inc. and Universal ATM. We believe we can compete successfully with our direct competition based upon our experience in this segment of the industry, what we believe is a superior product, and the quality of service we provide our merchants and customers. Also, we believe there is only one other company that vends the scrip machines in business locations at no cost to the merchant. We feel that in addition to selling scrip machines, our vending model to merchants at no cost to the merchant, is a significant advantage in negotiating for location contracts.

OUR WHOLESALE CARRIER SERVICES, SWITCH PLATFORM AND SOFTWARE SERVICES

     General

     SHS Communications is a value added reseller of Lucent Digital Switching hardware, Compaq peripheral PC components, and licensed and in house developed application software. These elements make up the SHS2000 Digital Switching Platform. This Platform is used by the prepaid calling card market, public and private long distance services telephone companies, cellular service providers, both domestic and international, and wholesale carrier resale market. The wholesale carrier market is comprised of companies that buy minutes from one company at wholesale prices based upon volume and sell those minutes at a marked up price.

     SHS Communications currently owns two Lucent ESX 2000 Digital Switches with 3,840 ports of capacity. These switches are used for the SHS condo product described below and prepaid calling card traffic. SHS also owns two Lucent ESX 2000 Digital Switch chassis which it uses in the lab environment for development and testing.

     Industry Overview

     The telecommunications market continues to evolve. As the Internet extends by ingenuity, so does telephony by deploying new innovations and utilizing current technology like DSL and fiber optics, as well as Voice Over IP and the Internet telephony.

     Services Offered

     SHS is a full service telecommunications provider with extensive experience in the switching elements of the industry. With its wide-ranging experience, SHS can offer telecommunications engineering, software development, hardware assembly, equipment installation and maintenance services. SHS works with Lucent Technologies in the development of new products and is strongly positioned to develop new advances in software to service current and future customers. Management believes this software development may also be a catalyst to hardware sales of switching systems that use SHS proprietary software.

     SHS has begun to offer retail rates to customers for both the co-located switching service and "shared host service" as well as expanding wholesale carrier services, such as brokering minutes between wholesalers. As costs decrease with the increase in wholesale traffic, we will seek out opportunities in the retail markets.

     The SHS2000 Digital Switching Platform is primarily used in the prepaid calling card industry, although additional software applications allow the platform to be used by cellular and long distance service providers. The platform is usually installed by SHS at the customer location or a nearby telecommunications building. Once installed and connected to the telephone communications network, the platform provides basic functions such as placing telephone calls and more complex features such as special announcements, conference calling, flexible billing rates, and special promotions unique to the client. SHS performs final assembly on the platform hardware elements, installs and tests software functionality, and connects the platform to the telephone network.

     Service and maintenance are very important to any system. SHS not only services the platforms it sells, but also other switching systems that are similar in nature. Clients who have purchased older versions of prepaid systems generally want new and improved platform functionality.
SHS provides upgrades to software as part of its maintenance contract.

     The SHS2000 Switching Platform offers a very sophisticated, yet easy to market means of providing advance switching equipment for a fraction of the traditional switch costs through its new "shared host service" program (SHSCondo). Customers who currently use telecommunications services on a rent basis, can now own these same or better services by purchasing a portion (condo) on the SHS2000 platform. Service and maintenance fees are also sold to the clients. With this concept, clients can start with a small investment and grow to eventually own the SHS2000 Platform.

     Marketing

     We market our services through trade shows and trade magazines to the prepaid market, cellular, public and private telephone companies. We have not conducted any independent marketing studies, but we continue to receive significant inquiry from advertising through these trade shows and magazines.

     SHS's market is segmented into switching platforms for prepaid calling cards, cellular switching providers, local exchange carriers (LEC) and competitive local exchange carriers (CLEC), voice over the Internet (VOIP) and wholesale carrier resale. Exposure to the SHS product line in accomplished through trade magazine advertising and displaying products at four to six trade shows annually. Customer referrals and product differentiation also affect our marketing plans. Management believes the key to additional sales and market share is our software development capability to produce new features demanded by the market.

     Competition

     Our competition is in the prepaid calling and the LECs/CLECs/cellular markets.

     Management believes prepaid switching sales are driven by application features and platform reliability. Competitors such as Phoenix, iSoftel and Simplified use Lucent hardware but are not, to our knowledge, licensed to develop Lucent software, whereas, SHS has that capability. Service bureaus such as Reliant and Network IP offer a good set of features and reports but, in management's opinion, network connectivity and provisioning are cumbersome, lengthy and unreliable. We believe the SHS2000 switching platform and SHSCondo alternative are more stable and reliable, and are scalable.

     For the LEC, CLEC, and cellular markets, requirements for features are clearly defined in industry publications such as the Local Switching Systems General Requirements (LSSGR). Reliability is critical. SHS's redundancy architecture of SHS2000 meets the local industry standard for service criteria. SHS is also working with Lucent as a development partner to produce new and improved hardware for this segment of the industry.
SHS is part of Lucent's Partner Program, a formal relationship which affords SHS early release of engineering information, co-development with Lucent on product, and advertising space in Lucent publications. Competition in this area includes AT&T, Nortel, Siemens and Ericson. The SHS2000 Switching Platform is scalable so customers can start with small capacity and grow as rapidly as the demands of their dictate. Management believes these larger manufacturers simply are not competitive in this lower end of the market which would be the focus of SHS.

     The wholesale carrier market's expectation is more varied in scope. This segment requires network reliability, quick turn around feature development, data storage, IP networking, and precise accounting and billing. Service bureaus, or companies that own switching platforms and wholesale carrier contracts and charge a per minute fee to clients that use the service, and whose clients are generally resellers of services such as long distance and prepaid calling cards, such as iNexcom and NetworkIP, offer some of these services, but not all. SHS provides all the required attributes to both the services bureau provider on the SHS2000 Switching Platform and individual customers who choose to use SHS as a service bureau. Competitors in this segment tend to develop their own proprietary platforms and are reluctant to sell them to others. SHS is focused on switching platforms that are used by service bureaus who do not want to sell their proprietary switching platforms to anyone who may in turn may become their competition.

PREPAID ATM/DEBIT CARD SERVICES

     General

     GLOBALCash, Inc., in conjunction with Virtual Money, Inc. and First National Bank of Texas, has developed a prepaid ATM debit card and a debit MasterCard program. Virtual Money provides the debit cards and the processing of the cards and First National Bank is the financing institution through which the funds flow, both from the cardholder and from PayStar Corporation. The program enables any person, regardless of credit history, banking status or age, the ability to purchase an ATM debit card or MasterCard debit card for use throughout the world. The GLOBALCash consumer does not need a bank account, identification, social security number, credit card, United States citizenship, or a credit record. The consumer simply buys a GLOBALCash ATM card at a participating merchant's store. The consumer determines the amount to be deposited on the ATM card they purchase. After they purchase the card from the merchant they may activate the card by depositing money for the card.

     We have divided this business unit into retail and wholesale. We are in the database development stage, primarily on a HUD project, partnered with Worldwide Communication Group (WCG), the purpose of which is to provide Internet related training, equipment, Internet access, e-mail accounts and financial services to families and individuals who reside in facilities supported by HUD. The first 5,000 cards are scheduled to be ordered in July 2002, and WCG is scheduled to order approximately 5,000 a week thereafter. The program that is developed will apply with both retail and wholesale segments. Retail cards will be sold in retail locations such as supermarkets, convenience stores, mass merchandisers and other consumer
outlets.  The cards will be sold through wholesale distributors.   The
distributor is paid a fee per the "fee schedule", they will determine sales and market strategies. Large customers, such as WCG, will be considered as wholesale (large volume of cards to a single source) and will be controlled by PayStar. We are in a startup phase and have not generated any revenue from this segment.

     Industry Overview

     As the growing global economy moves further toward a paperless society, the ability to safely and easily access through the worldwide network of ATM machines and enabled locations that accept debit cards, is becoming increasingly a necessity. With the introduction of a way to pre-pay and load cash on a globally accepted card such as GLOBALCash Prepaid ATM Debit Card or the GLOBALCash Prepaid MasterCard, many consumers who were previously denied now have a solution. We have not performed any marketing studies to evaluate the need for or the anticipated market acceptance of the GLOBALCash Debit ATM or the Debit MasterCard.

     Services Offered

     We handle the processing of data for new customers, the shipping of cards to these new customers, and the payment of the fees to the distributors. The processing company gives us activity reports that indicate the card transaction activity, which determines the fee sharing payment. The processing company also handles the customer service.

     The GLOBALCash Prepaid ATM Debit Card is a prepaid card not linked to one specific individual and requires no identification at the time of purchase; there is no name on the card. The GLOBALCash Prepaid ATM Debit Card may be purchased and loaded with any amount up to $3,000 and is rechargeable as well as transferable. These cards may be accessed 24 hours a day, 7 days a week at over 556,000 ATMs worldwide and at more than 600,000 merchant locations such as Western Union and any merchant that accepts a debit card.

     GLOBALCash Prepaid MasterCard displays the consumer's name on it. Because the card carries the official MasterCard hologram and symbol, transactions do need to be signed for at the point of purchase just like a MasterCard credit card. The GLOBALCash Prepaid MasterCard is a stored-value card, just like the ATM card. It holds a dollar amount that the customer sets up beforehand. The card may be used everywhere MasterCard is accepted. Just like the ATM card, the amount the customer spends is deducted from the total. When the balance gets low, consumers can easily replenish the card through participating merchants, Western Union, or over the Internet.

     Marketing

     The GLOBALCash cards are proposed to be marketed to merchants and distributed through a network of independent distributors, dealers and agents recruited by management. Merchants may sell GLOBALCash Prepaid ATM debit cards at the counter and load them using the Internet or Point of Sale (POS) terminals. The GLOBALCash Prepaid MasterCard is sold by the merchants and then issued by MasterCard, and may be activated by calling an 800 number that is found inside the ATM materials consumers receive when they purchase the card from the merchant. The GLOBALCash Prepaid MasterCard does need a name and address for use. The name is embossed on the card and the address is used to mail the card to the customer by MasterCard. There is no identification, credit check or bank account required, and no forms to complete.

     Management believes the cards will be attractive to merchants because the program will produce revenue for the merchant with virtually no investment, the cards will be accepted worldwide, the cards can be easily sold and activated onsite or off, the cards may be co-branded by the merchant, and it will provide return customers. Management believes the cards will be attractive to customers because there is no credit check, they will be secured by a personal identification number preventing others from using the cards without authorization, the customer would not need a bank account or credit card, he or she could access money around the world, the cards are accepted at approximately 89% of the merchants and ATM machines around the world. In addition, by purchasing two GLOBALCash cards, the consumer can keep one and send the other to a family member, friend or business associate who could load one card and then transfer funds to the other card.

     Competition

     The industry is in its early stages with few competitors. Some of the known current competitors are International Gateway Exchange (IGEN) and Calnet Bank. Since we have only recently entered into this market, we are not a significant competitor. We intend to compete based on contacts generated through constant research performed primarily through existing contacts and by being contacted by interested parties who have heard of our entry into the marketplace.

     Government Regulation

     Although management believes this business segment is not subject to regulation by various federal and/or state government agencies for direct selling activities, we have not had our program reviewed by counsel to determine whether our conclusion is accurate.

INTERNET KIOSKS

     General

     We own 475 Internet kiosks, of which 335 are currently deployed in various locations throughout the country. The remaining kiosks are held in storage pending location of suitable sites.

     The Internet has changed the way people communicate and access information and services. There are currently over 158 million people that access the Internet for the purpose of communication and access information and services, thus revealing a greater reliance on the Internet in everyday life. Management believes this creates a need in public spaces such as airports, hotels, malls, universities, hospitals, or other areas where there is a large volume of foot traffic, for a way to access the Internet as society is becoming increasingly mobile.

     Services Offered

     Our Internet kiosks located at various locations throughout the country allow our customers to:

     *  Send or receive email messages using high-speed Internet access;

     * View Internet services and information such as news, sports, shopping and travel;
     *  Play arcade quality video games;
     * Create and send personalized electronic postcards with sound, pictures and text;
     * Create e-commerce purchases through our affiliated web site network;
     * View content and advertising targeted to a specific venue and its audiences;
     *  Gather information on the local area; and
     *  Connect customer's  laptops and other devices to the Internet.

     The consumer is able to access and utilize any one of the above services on the kiosks at a set cost per minute and a minimum fee per use. Payment for use of the Internet kiosk is by cash or by credit card at a slightly higher cost.

     Marketing

     We have a trained sales staff that locates and contacts potential customers, including the purchasing departments of larger corporations or the site owners where we currently have or previously had located CTMs or payphones. Our project manager handles the paperwork and installation of the kiosks. We have a contract with an outside independent vendor to service the units, as needed, and to remove the cash.

     We currently have Internet kiosks installed and operating in several major cities and locations throughout the country, including airports in Seattle, Portland, Cincinnati, and Denver.

     Our most important target group of potential customers are venues and locations that allow easy access and accommodate high-foot traffic, where people cue, wait and gather for at least twenty minutes. Additionally, the customer must have a high affinity for the services we offer. Potential locations include the following:

     *  Restaurants and entertainment sites;
     *  Airports and airline clubs;
     *  Hotels and motels;
     *  Universities and colleges;
     *  Healthcare facilities; and
     *  Retail malls.

     Competition

     There are a number of competitors deploying similar business models which include pay-for-use Internet kiosks. They include:

     *  Software providers such as NetNearU and InfoTouch;
     *  Interactive media such as eBillboards, Captivate and others; and

     *  Numerous regional kiosk operators.

     Our business model differs from earlier, single-application kiosks that failed because they served a narrow audience and many times maintained a single revenue stream from advertising only. Each kiosk is designated to provide a wide range of compelling content choices and services that will capture the consumer while driving a multiple revenue platform. Our model is based on pay-per-use transactions whereas many competitors are advertising based. Our network has been designed in a scaleable manner to take advantage of future advances in wireless technology and is currently equipped with hardware to support wireless public access. Currently, we are focusing our attention on the hospitality industry and gear our kiosks and services to the needs of that industry.

     The Golden Sprocket software gives us a competitive advantage because we own and maintain the software. Golden Sprocket provides arcade quality games and touch screen technology.

EMPLOYEES

     In our consolidated operations at June 1, 2002, we had a total of thirty-six employees, all of whom were full-time employees. None of our employees is subject to a collective bargaining agreement. We offer our employees coverage in our company health plan, as well as vacation and sick leave. We also provide our employees participation in a 401k retirement plan. Set forth below is a breakdown of the number of employees in our four predominant business segments:

     * In our CTM business we employed nine people. Of these employees, one was administrative and eight were in operations.

     * In our Prepaid ATM and debit card services we employed ten people.

     *  In our Internet kiosk business we employed seven people.

     *  In our SHS business we employed ten people.

     We also had contracts with four independent contractors as of June 1, 2002. These individuals assist in the establishment of GLOBALCash, maintain and service the Internet kiosks, and engage in other projects as required.

BUSINESS RISK FACTORS

     Obsolescence of Our Technology May Affect Our Ability to Compete

     Much of our business is dependent on current industry technology used or owned by us. Specifically we rely on technology for the CTMs, the Internet kiosks, and our telecommunications switches. It is uncertain when better, cheaper products similar to ours will be introduced. It is the nature of technology in these industries to become obsolete quickly. To the extent that new products or technology is introduced in the industries in which we compete, we may not have the resources to acquire or develop competing technology.

     Many of Our Current Operations are Subject to the Same Risks as Start-up Ventures

     Although we have been in existence for several years, most of our current business segments are new ventures for us. We have limited marketing studies to determine the acceptance of the products and services we offer in these business segments. We are therefore subject to many of the risks associated with start-up ventures, including unknown market acceptance of our products and services and undetermined costs associated with funding the new ventures. There is no assurance that all or any of these new ventures will be successful, or the degree, if any, to which they may be profitable.

     Our Inability to Attract Competent Personnel May Affect Our Ability to Compete

     Because of our current financial condition, we may be unable to attract suitable personnel to perform the services necessary to adequately manage these new business ventures. Existing personnel are currently required to perform multiple tasks which affects our ability to provide the highest level of service. If we are unable to attract suitable personnel in the future, it could detrimentally affect our ability to compete in these business segments.

     Negative Economic Factors May Affect Customer Use of Our Services

     Several of our business segments are directly affected by the state of the overall economy. Specifically, our CTM and Internet kiosk segments are affected by any slow-down in consumer spending which may lead to lower consumer spending at the CTMs and a slow down in travelers utilizing the Internet kiosks.

     Pending Litigation, Regulatory Matters, and Customer Claims May Negatively Impact Our Ability to Finance Operations and Operate Efficiently

     We are subject to a number of outstanding judgments, lawsuits, regulatory investigations, and customer claims. (See "Item 3. Legal Proceedings.") Payment of these judgments and allocation of personnel and monetary resources to defend existing or potential lawsuits, regulatory investigations, and client complaints may materially affect our ability to concentrate on current and new business ventures. Such diversion of resources may affect our ability to compete with existing or new companies in the industries in which our products and services are offered. It may also affect our ability to expand existing operations or acquire new ones.

     Our Status as a Pseudo California Corporation May Affect the Rights of Our Shareholders

     Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. We believe our parent company met this test at December 31, 2000, but not at December 31, 2001, and would be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada, until at least December 31, 2002. Our designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet one of these tests.

     Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held; supermajority vote requirements; limitations on the sale of assets; limitations on mergers; board and shareholder approvals required in reorganizations; dissenter's rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection. Section 2115 would also subject us to
Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     Our corporate headquarters are located at 1110 West Kettleman Lane, Suites 41 through 49, Lodi, California. We lease a total of approximately 12,487 square feet of office space and operate all of our divisions at this location. Our lease is currently being renewed and we have an oral agreement that our current lease rate will not increase over the next 18 months. Annual lease payments for the space are approximately $172,716.
We maintain property and casualty insurance, renters insurance, and liability insurance on the space and its contents.

     In addition to our corporate headquarters, we lease two warehouse units to house our InfoStations and CTM equipment:

  * Our InfoStations warehouse is located at 170 Commerce Street, Suite 103, Lodi, California, and is leased at the rate of $1,325 per month. The InfoStations warehouse lease expires August 1, 2003, and costs $15,900 per year.

  * Our CTM warehouse is located at 171 South Guild Avenue, Suite 103, Lodi, California, and is leased at the rate of $2,344 per month. The CTM warehouse lease expires July 1, 2003, and costs $28,128 per year.

                        ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, neither our parent company nor any of its subsidiaries, or any of their properties, is a party to any pending legal proceeding. Except as set forth below, we are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five percent of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us, except as set forth below.

WORLD CASH PROVIDERS, INC.

     This case (Fresno County Superior Court, Case No. 643683-6) was dismissed with prejudice on September 25, 2001.

PAYPHONES, INCORPORATED

     In connection with the promissory note in the principal amount of $197,500 due from us to Payphones, Incorporated, we received notice from counsel for Payphone, Incorporated dated September 25, 2001, that it intended to file suit to protect its interest in the note if the issue were not resolved by November 1, 2001. We have asked a third party mediator to assist in resolving this matter. As of May 30, 2002, no resolution had been reached.

T&C MANAGEMENT

     On May 12, 2002, a complaint was filed by T&C Management, a California Limited Liability Company, against PayStar Corporation, PayStar Communications, Inc., Intermountain Marketing Associates, LLC, William D. Yotty, Communication Management Services, Inc., Kenneth Deisz, and Chuck Jones. The case was filed in the State of California, in the Orange County Superior Court (Case No. 02CC04136). This action arose out of the sale in 2001 of approximately 1,750 pay telephones owned by a series of Washington limited partnerships for which T&C Management was general partner. On or about November 8, 2001, the limited partnerships, PayStar Corporation, and Intermountain Marketing Associates entered into an Asset Purchase and Debt Settlement Agreement in which the limited partnerships agreed to sell 1,000 pay telephones and transfer the telephones to Intermountain Marketing for 2,501,853 shares of PayStar Corporation. As consideration for the transfer of the pay telephones to Intermountain Marketing Associates, it cancelled a debt owed to it by PayStar Corporation and its subsidiaries. In a contemporaneous transaction, PayStar Corporation and PayStar Communications, Inc. entered into a separate agreement with the Washington limited partnerships on or about November 8, 2001, in which the limited partnerships agreed to sell
750 pay telephones to PayStar Communications, Inc. in return for 1,997,883 shares of PayStar Corporation. In the complaint, T&C Management, as assignee of the claims of the limited partnerships, alleges that PayStar Corporation breached the agreement by refusing to transfer the 4,499,736 shares from both contracts to the limited partnerships. T&C Management further alleges that the defendants defrauded the plaintiff by representing that PayStar Corporation was adequately capitalized, that it was engaged in a series of financial transactions which would infuse it with additional capital, that it had entered into an agreement with a brokerage firm which would recommend PayStar's stock to its clients, and that the value of PayStar's stock was expected to increase significantly, when in fact none of these representations was allegedly true. The plaintiff also alleges that the defendants entered into the agreements with no intention to perform the promises set forth therein. In addition to compensatory and punitive damages in an amount to be determined at trial, the plaintiff is seeking a rescission of the agreements and a return of the telephones, the appointment of a receiver to take possession of the pay telephones, and the declaration that the plaintiffs hold the pay telephones and all income there from as a constructive trustee for plaintiff's benefit. Plaintiff is also seeking an accounting of all income earned from the telephones. Finally, the plaintiff is seeking a preliminary and permanent injunction enjoining defendants from failing to maintain the telephones.

     On or about April 17, 2002, PayStar Corporation and PayStar Communications, Inc. filed a cross-complaint against T&C Management, Ken Cheatham, Don Truman, and Charles Truman (hereinafter the "cross-defendants"). The individuals named are shareholders of Payphone Management, Inc., which we acquired under a separate Stock-For-Stock Agreement between the parties and which managed the payphones acquired in the above transaction. The individuals are also principals of T&C Management. The cross-complaint alleges that the cross-defendants breached the asset purchase agreements by delivering only 1,600 pay telephones instead of the 1,750 promised, and that of the 1,600 pay telephones only 1,000 were operable; that the actual revenues generated by the pay telephones is substantially less than that represented by the cross-defendants; and that the liabilities assumed in the acquisition of Payphone Management, Inc. significantly exceeded the amount represented by the cross-defendants. The cross-complainant is seeking damages in the amount of $6,000,000, in addition to general, incidental, and consequential damages, and punitive damages to be determined at trial.

TASQ TECHNOLOGY

     On January 11, 2002, a complaint was filed by Tasq Technology, Inc. against PayStar Communications, Inc. and U.S. Cash Exchange, Inc. in the State of California, Placer County Superior Court (Case No. SCV12768), for nonpayment of invoices for the manufacture and service of script ATM machines in the principal amount of $46,902. Judgment was entered against both defendants on April 25, 2002, in the amount of $54,587.60. We have agreed with the plaintiff to pay $3,000 per month until the full amount is paid, and the plaintiff has agreed not to enforce the judgment so long as the payments are made timely.

MARK WAGNER

     On or about February 26, 2002, Mark Wagner, our former president, filed a claim with the California Department of Labor against PayStar Communications Corporation and SHS Communications for unpaid wages of $140,000 and expense reimbursement for $5,000. This matter was settled on or about March 28, 2002.

     On March 19, 2002, we filed a complaint against Mr. Wagner in the State of California, San Joaquin Superior Court (Case No. CV016835), for breach of fiduciary duty and interference with economic relationships. The complaint alleged that Mr. Wagner, while an executive officer of one or our subsidiaries, diverted business from the subsidiary to himself and made false representations about our company to our customers. We were asking for damages in the amount of $1,800,000, punitive damages, an order to show cause why defendant should not be enjoined, and for a temporary restraining order, preliminary injunction, and a permanent injunction enjoining defendant from making false misrepresentations or otherwise harassing our customers concerning their business relationships with us. This complaint was dismissed by us on April 12, 2002, in connection with the settlement of the Department of Labor claim with Mr. Wagner.

ROBERT COPPER

     On November 15, 2001, a complaint was filed by J. Robert Copper, a
Fun e-Business shareholder, against Edward Bevilacqua, Dan Normand, Brian VanZandt, and PayStar Corporation. The complaint was filed in the State of Missouri, Jackson County Circuit Court (Case No. 01CV226464), and alleged that defendants Bevilacqua, Normand, and VanZandt conspired in the conversion of Fun e-Business assets and various breaches of duty, all arising out of the Asset Purchase Agreement entered into with PayStar Corporation. The attorneys for J. Robert Copper voluntarily dismissed the case without prejudice as to PayStar Corporation on March 13, 2002.

NETWORK OPERATOR SERVICES

     On or about January 18, 2002, a petition was filed by Network Operator Services, Inc. against PayStar Communications, Inc. (County Court for Gregg County, Texas; Cause No. 2002-156-CC), for failure to pay for operator services in connection with our pay telephone operations. Plaintiffs sought damages in the amount owed for the operator services. Judgment was granted to the plaintiff on or about April 23, 2002, in the amount of $8,333.

CIVIL ACTIONS RELATING TO NON-PAYMENTS TO PAY TELEPHONE OWNERS

  * On March 24, 2002, a complaint was filed in the State of California, in the San Joaquin County Superior Court (Case No. CV016886), by approximately 159 pay telephone owners against PayStar
     Communications, Inc., William D. Yotty, and Harry T. Martin. The complaint seeks payment of past due amounts under pay telephone agreements. The plaintiffs have also filed an application for injunctive relief to prevent us from receiving the fourth quarter 2001 dial around compensation which was anticipated to be received on April 25, 2002. PayStar Communications, Inc., William D. Yotty, and Harry T. Martin have filed an answer denying the allegations. PayStar Communications, Inc. has also filed a cross-complaint against Tri-Tech Payphone Communications, LLC, which assumed the management of the owners' pay telephones. The cross-complaint seeks indemnification from Tri-Tech and alleges that TriTech received substantial monies in connection with the management of the payphones that must be applied against the relief sought by the owners against PayStar
     Communications, Inc.

  * On December 12, 2001, a petition for damages was filed against PayStar Communications, Inc. by Chauffe Family Leasing, LLC in the 18th Judicial District Court, Parish of Iberville, State of Louisiana (No. 56,395 "D"). The petition alleges that plaintiff has not been paid its monthly compensation due under the PayPhone Telephone Services Agreement. On March 22, 2002, Plaintiff filed an amended petition joining United Fidelity Corporation as a defendant to the suit and alleging, via bonds, it has failed to pay the obligation of PayStar to repurchase pay telephones from plaintiff. On May 30, 2002, PayStar Communications, Inc. filed a responsive pleading to dismiss the amended action based upon improper venue and a lack of subject matter jurisdiction.

  * In addition to the foregoing actions relating to our pay telephone operations, we have also received demands for payment from other pay telephone owners. At December 31, 2001, the unpaid amount owed to all of the pay telephone owners was approximately $225,650. Some of these demands have included threats of litigation. In addition, three complaints have been filed with the California Department of Justice and one consumer complaint has been filed with the Consumer Protection Division of the Attorney General of Missouri in regard to non-payment of fees in maintenance contracts involving approximately twenty-six pay telephones. We have responded to each of these complaints.

CIVIL ACTIONS RELATING TO NON-PAYMENTS TO CTM OWNERS

  * Virtually identical complaints were filed in the State of Washington, in Spokane County District Court (Case No. 22042431) on February 19, 2002, and in Spokane County Superior Court (Case No. 022201408-3) on March 7, 2002. These complaints were filed by Twilight Resources, Steve Turney and John Schlabach, Trustees, BC&L Holdings, Tammie Goulet, Trustee, against PayStar Communications, Inc., U.S. Cash Exchange, Inc., PayStar.com, PayStar Communication, Inc., U.S. Cash Exchange, PayStar Corporation, PayStar Financial Services, PayStar Prepaid Services, Inc., PayStar InfoStations, Inc., William Yotty, Jeff McKay, Harry Martin, Julie Watts, David A. Goldenberg, Bruce Grogg, Steven Forbes, and Edward Bevilacqua. The Defendants filed a motion for a dismissal on June 13, 2002 which is scheduled to be heard on August 5, 2002. Plaintiffs allege that in connection with the sale and management of approximately 282 cashless ATM machines, defendants failed to provide payments as required for operation of the machines and failed to provide bond insurance, as required. Plaintiffs are seeking damages in the amount of $1,196,000 for the machines; $60,000 for the bond fees; $3,456,000 as triple damages for allegedly defrauding the plaintiffs, embezzlement, and unlawful conversion; $180,000 as triple damages for defrauding plaintiffs of the bond funds and embezzlement of these funds; and costs.

  * In addition to the foregoing actions relating to our CTM operations, we have also received demands for payment from other CTM owners. At June 1, 2002, we estimate the unpaid amount owed to all of the CTM owners at approximately $725,000. Some of these demands have included threats of litigation. Also, on February 22, 2002, a complaint was filed by a CTM owner with the Texas Consumer Protection Division of the Office of the Attorney General, alleging non-payment under service contracts for sixteen CTMs and failure to install and/or maintain CTMs at certain locations. On March 29, 2002, U.S. Cash Exchange, Inc. responded to the complaint acknowledging the failure to pay, but providing a list of the locations of twelve of the CTMs and notification that three of the CTM locations had been cancelled. We have responded to the complaint.

STATE REGULATORY MATTERS

  * On December 7, 1999, the Pennsylvania Securities Commission issued a summary cease and desist order against PayStar Communications, Inc., one of our wholly owned subsidiaries, and William D. Yotty, our chief executive officer, chairman, and principal shareholder, and against Interactive Technologies, Inc., a pay telephone marketing company, Tony O. LaVine, its president, and Joseph A. Watters, a selling agent for that company (Docket No. 9907-05). The order was issued without a hearing. The order alleged that the parties were in the business of offering and selling pay telephone and management services which constituted the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. In June 2000, without admitting or denying the allegations, PayStar Communications, Inc. and Mr. Yotty entered into a stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws. The order also bars Mr. Yotty and PayStar Communications, Inc. for a period of five years from selling securities in the State of Pennsylvania unless they retain counsel knowledgeable and experienced in securities matters to make all applicable filings. The parties were also ordered to pay $1,500 for costs of the commission. In addition, the parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of their purchase price. There were approximately thirty-one purchasers who paid a total of approximately $604,500 for the pay telephone equipment in the State of Pennsylvania who would potentially participate in the rescission offer. We submitted a form of rescission offer to the Pennsylvania Securities Commission for review on or about August 11, 2000. We received our first comment letter from the Commission on or about December 14, 2000. We submitted a second draft of the rescission offer on or about March 29, 2001. On or about June 13, 2001, we received a second comment letter stating that the second draft did not address satisfactorily the comments in the December 14, 2000, letter from the Commission. Until these comments are addressed to the satisfaction of the Commission, we will not be permitted to commence the rescission offer in Pennsylvania.

  * In April 2000, following an investigation, the Enforcement Division of the Oklahoma Department of Securities recommended to the Administrator of the Department that the Department issue an order against U.S. Cash Exchange, Inc., one of our wholly owned subsidiaries, Jeff McKay, president of this entity at that time, and PayStar Communications, Inc. to cease and desist the offer and sale of cashless ATM machines in the state of Oklahoma and to impose a civil penalty in the amount of $5,000. The recommendation was based upon the allegation that the offer, sale and lease-back of the cashless ATM machines in the State of Oklahoma constituted the offer and sale of a security. On July 27, 2000, U.S. Cash Exchange, Jeff McKay, and PayStar Communications, Inc. agreed to an order of the Department of Securities without admitting or denying any of the findings of fact or conclusions of law reached by the department. The order provides that the parties will cease and desist from offering any securities in the State of Oklahoma, unless they are registered or exempt from registration. The order also provides that the parties will cease and desist from engaging or associating with any agent or contractor to offer any security in and/or from the State of Oklahoma, unless those agents are registered or exempt from registration. If the parties comply with the terms of the order, no civil penalty would be imposed. In addition, the parties are required to make an offer of rescission to each of the participants in the State of Oklahoma and offer them the return of their purchase price plus 10% interest or they may elect to continue their rental agreement in full force, if they desire. There were eleven purchasers who paid a total of approximately $268,000 for the cashless ATM machines in the State of Oklahoma who would potentially participate in the rescission offer. In August 2000 we submitted a form of rescission offer to the Oklahoma Department of Securities together with a request for an exemption from the registration requirements for purposes of submitting the offer of rescission to the purchasers in the State of Oklahoma. The Oklahoma Department of Securities recently issued an Order Granting Exemption on March 22, 2002.

  * On or about February 23, 2001, the California Department of Corporations sent a letter to U.S. Cash Exchange, Inc. requesting a statement and certain information concerning the sale of scrip automated teller machines. On or about April 9, 2001, we received a subpoena duces tecum dated March 15, 2001, from the California Department of Corporations in regard to an investigation and examination of U.S. Cash Exchange, Inc. The subpoena requested records for the period from January 1, 1999, to the date of production of the documents. The records were requested in connection with an investigation and examination of possible violation of securities laws and/or rules in the State of California. The records were forwarded to the Department of Corporations on or about June 4, 2001. On or about October 9, 2001, the Department of Corporations issued a Subpoena for testimony to be given by William D. Yotty in connection with the investigation and examination of U.S. Cash Exchange, Inc., Quantum Telequip Services, Inc., Clifford Goehring, Jeff McKay, and William Yotty. The depositions of Mr. Yotty and Mr. Goehring in this matter were taken by the Department of Corporations in December 2001.

  * On or about April 9, 2001, we also received a letter dated January 31, 2001, from the Office of the Securities Commissioner of Kansas stating that it had received information that PayStar Financial Services, Inc., our wholly owned subsidiary, may have been engaged in activities connected with the offer and sale of securities in the State of Kansas in connection with the sale or lease back of automatic teller machines. The Commissioner requested information to determine whether the company or any of its officers, directors, agents, employees, assigns, or affiliates in connection with the offer and/or sale of any securities may have violated the provisions of the Kansas Securities Act. In June 2001 Mr. Yotty, as president of U.S. Cash Exchange, Inc., submitted an affidavit denying that it had offered or sold securities in the State of Kansas.

  * On or about May 14, 2001, we received a letter dated April 24, 2001, from the Rhode Island Department of Business Regulation stating that it had opened an investigation of the placement of cashless ATM machines by PayStar Financial Services, Inc., our wholly owned subsidiary, in the State of Rhode Island. The Department requested
     certain information involving these transactions.   On or about
     September 12, 2001, Harry T.

     Martin, the secretary/treasurer of U.S. Cash Exchange, Inc., submitted a declaration stating that no owners of the company's cashless ATMs were Rhode Island residents.

  * In July 2000 we received a copy of a letter dated January 7, 2000, from the Securities Division of the North Carolina Department of the Secretary of State addressed to a third party requesting information relating to the alleged sale of interests in PayStar Communications, Inc. and Interactive Technologies, Inc. in the State of North Carolina. To our knowledge no response was submitted by the recipient of the request and we have not received any communication directly from this state securities regulator.

FEDERAL REGULATORY MATTERS

  * We are aware of three complaints which have been filed with the U.S. Securities and Exchange Commission by CTM owners for failure to pay the monthly fees under the service and maintenance agreements.

  * We received a letter dated May 10, 2002, from the U.S. Securities and Exchange Commission relating to the matter of an informal, non-public inquiry of Interactive Technologies, Inc. to determine if there have been violations of the federal securities laws involving our parent company, PayStar Communications, Inc., PayStar Financial Services, Inc., and U.S. Cash Exchange, Inc. We have been requested to furnish
     certain documents in connection with this inquiry.   Interactive
     Technologies was a third party marketer of payphones, some of which were managed by us.

RISK FACTOR RELATING TO REGULATORY MATTERS

     We have been engaged in certain transactions involving site location, management and servicing of pay telephones and CTMs owned by individuals that purchased their equipment from third-party, non-related marketers.
All operations, servicing and maintenance of pay telephones ceased as of December 1, 2001 and CTMs in January 2002. Although we are not, nor have we ever been a third-party marketer, there are some states securities law administrators, as well as the United States Securities and Exchange Commission, which take the position that this type of transaction by third-parties may be deemed to involve the unregistered offer and sale of a type of security. As a consequence of these activities by third parties, there may be other state securities administrators who will commence fact-finding proceedings against the third parties and/or us.

     In addition, in connection with offerings of shares of our stock, debentures, or other securities, we failed to meet the notice filing requirements of Rule 503 of Regulation D promulgated by the Securities and Exchange Commission which requires the filing of a notice on Form D within fifteen days following the first sale of securities, and we may not qualify for the exception provided in Rule 508 which permits certain deviations from the requirements of

Regulation D. Also, in many instances we did not comply with the notice filing requirements of the several states in which these securities were offered and sold. As a result of the failure to meet these filing requirements, or if the exemption provided by Regulation D and similar state exemptions is unavailable, and if no other exemption from the registration requirements of state and federal securities acts is available, we may be deemed to have violated the registration requirements of Section 5 of the Securities Act and similar state statutes.

CONTRACT BREACHES

     We are in breach of provisions in several agreements, of which some could lead to litigation, and would be in addition to the matters discussed above. Management is attempting to resolve each of these items.

INDEMNIFICATION PROVISIONS

     We have agreed to indemnify and provide representation for any employee who has been joined in any legal proceeding or government action involving the employee and relating to our business. The Board of Directors has not determined the full extent to which this indemnification will apply and the amount which we are willing to commit for the defense of these actions. Because we have agreed to provide indemnification of these employees, including officers and directors, such action may be considered a proceeding in which the person has a material interest adverse to the company.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted during the fourth quarter of the year ended December 31, 2001, to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our shares were quoted on the OTC Electronic Bulletin Board from approximately May 10, 1999, through May 22, 2002, when the shares were no longer quoted for failure to file our periodic reports with the Securities and Exchange Commission in a timely manner. Our common stock is currently traded on the Pink Sheets with the trading symbol of "PYST." Since our stock is no longer traded on the OTC Bulletin Board, we cannot assure that there exists an established market for our stock. The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                         Quarter   High      Low
FISCAL YEAR ENDED
DECEMBER 31, 2000        First     $8.00     $4.00
                         Second    $6.50     $2.00
                         Third     $4.50     $2.00
                         Fourth    $4.00     $2.125

FISCAL YEAR ENDED
DECEMBER 31, 2001        First     $2.625    $1.00
                         Second    $1.40     $0.9375
                         Third     $1.80     $0.40
                         Fourth    $0.50     $0.11

FISCAL YEAR ENDING
DECEMBER 31, 2002        First     $0.19     $0.10

     Our shares are subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities designated as "penny stocks" to persons other than established customers and institutional accredited investors. The Commission's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently our stock is a penny stock. We cannot assure you that our shares will ever qualify for exemption from these restrictions. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell their shares in the secondary market.

MARKET OVERHANG

     At May 29, 2002, there were a number of outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, the exercise or conversion and sale of which could have a material detrimental effect on the market for our common stock. Set forth below is a description of these convertible securities:

  * 1,000,000 shares of Series "A" Convertible Preferred Stock outstanding. These shares were issued to Intermountain Marketing Associates. Each of these shares is convertible into shares of our common stock at the rate of one share of common stock for each share of the preferred stock converted. Conversion may occur at any time after November 15, 2002, which means that after this date all 1,000,000 of the outstanding shares of this series of preferred stock could be converted into a total of 1,000,000 shares of common stock. The transaction in which these preferred shares were issued, is the subject of litigation (see "Item 3. Legal Proceedings").

  * 14% Convertible Debentures in the principal aggregate amount of $279,800. The principal amounts of these debentures are convertible at the rate of $2.00 per share commencing June 2002. If all of these debentures were converted, we would issue an aggregate of 139,900 shares to the holders of these debentures.

  * 10% Convertible Debentures in the principal aggregate amount of $95,000 issued during 2001. The principal amounts of these debentures are presently convertible at the rate of $2.00 per share. If all of these debentures were converted, we would issue an aggregate of 47,500 shares to the holders of these debentures. None of these debentures have been converted.

  * A 10% Convertible Debenture in the principal amount of $25,000 issued in December 2001. The principal amount of this debenture is presently convertible at the rate of $0.50 per share. If this debenture were converted, we would issue an aggregate of 50,000 shares to the holders of the debenture. The debenture has not been converted.

  * Class A Warrants to purchase up to 2,143,992 shares of our common stock at an exercise price of $2.00 per share. These warrants are presently exercisable and will terminate beginning March 2003 through April 2003. None of these warrants have been exercised.

  * Class B Warrants to purchase up to 125,000 shares of our common stock at an exercise price of $1.00 per share. These warrants will be exercisable commencing approximately September 2002 and will terminate approximately October 2003.

  *  A convertible promissory note in the principal amount of $197,500.
     The principal amount of this note is presently convertible at the rate of $2.00 per share. If the full principal amount of this note were converted, we would issue 98,750 shares to the holder of the note. No portion of this note has been converted. The transaction in which this note was issued is the subject of a dispute between us and the recipient of the note (see "Item 3. Legal Proceedings").

  * Options to purchase up to 3,790,000 shares of our common stock. Of this total number, 1,150,000 options were granted to Fun e-Business, 400,000 outstanding options were granted under our 1998 Stock Option Plan, and 2,240,000 outstanding options, all but 100,000 of which are vested, were granted under our 2000 Stock Option/Stock Issuance Plan.

     As set forth above, we have outstanding convertible securities, which if exercised or converted, would require us to issue in the aggregate up to 7,395,142 shares of our common stock.

     Also, we have agreed to issue 1,000,000 shares to Jeff McKay for assumption of a debt owed by us to American Express. The amount of the debt is $108,000.

     In addition, our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The board of directors has authority to issue these shares without shareholder approval. The issuance of some or all of the unissued or reserved number of these shares could have a material detrimental effect on the market for our stock.

REGISTRATION RIGHTS

     We have granted registration rights to a number of persons who own restricted shares of our common stock or who hold securities convertible into shares of our common stock. The following information summarizes the material terms of these registration rights:

  * On October 11, 2000, we entered into an agreement in which we granted registration rights to two individuals to register up to 125,000 restricted shares. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us. Our obligation to provide these piggyback registration rights will expire on October 11, 2003, unless the shares are included in a registration statement prior to that date.

  * We granted piggyback registration rights to approximately 91 persons who purchased 2,143,992 units in our unit offering which terminated in April 2001. The registration rights pertain to the 2,143,992 shares sold as part of the units and to the 2,143,992 shares underlying the Class A Warrants issued as part of the units, none of which have been exercised.

  * In September 2001 we agreed to register for resale up to 400,000 shares issued to iCatcher Network, Inc., a Delaware corporation, in connection with a purchase by us of certain Internet access terminals owned by iCatcher. The agreement required that we file the registration statement by December 1, 2001, which did not occur. We also agreed to maintain the effectiveness of the registration statement for a period of not less than 240 days.

  * In November 2001 we agreed to register for distribution and resale up to 4,499,736 shares issued to California Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive, a series of Washington limited partnerships, in connection with a purchase by us of certain pay telephone assets owned by the limited partnerships. The agreement required that we file the registration statement by January 31, 2002, which did not occur. Our obligation to provide these piggyback registration rights will expire on November 8, 2003. The transactions underlying this obligation are the subject of current litigation (see "Item 3. Legal Proceedings").

  * In November 2001 we granted piggyback registration rights to register for resale up to 500,000 shares issued to Intermountain Marketing Associates, LLC, a Utah limited liability company, in connection with a debt settlement transaction with this entity. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us. Our obligation to provide these piggyback registration rights will expire on November 8, 2003. The transaction underlying this obligation is the subject of current litigation (see "Item 3. Legal Proceedings").

  * In November 2001 we granted piggyback registration rights to register for resale up to 550,000 shares issued to NIBG, LLC, a Utah limited liability company, in connection with a debt settlement transaction with this entity. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us. Our obligation to provide these piggyback registration rights will expire on November 8, 2003. The transaction underlying this obligation is the subject of current litigation (see "Item 3. Legal Proceedings").

  * In November 2001 we agreed to register for resale up to 500,000 shares issued to the two shareholders of Digital Access Communications, namely Don Truman and Ken Cheatham, in connection with the acquisition by us of this entity in a stock-for-stock exchange. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us. Our obligation to provide these piggyback registration rights will expire on November 8, 2003. The transaction underlying this obligation is the subject of current litigation (see "Item 3. Legal Proceedings").

  * In December 2001 we agreed to register for resale up to 5,277,778 shares issued to XSource Corporation, a Delaware corporation, in connection with the acquisition by us of certain Internet kiosk assets owned by Get.2.Net Corporation, a Delaware corporation and subsidiary of XSource. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us.
     Our obligation to provide these piggyback registration rights will expire on December 21, 2003.

  * In November 2001 we orally agreed to register for resale up to 1,000,000 shares to be issued to Jeff McKay for assumption of a debt owed by us to American Express. We have orally agreed to piggyback the registration of these shares on the next appropriate registration statement.

  * Effective February 2002 we granted piggyback registration rights to register for resale up to 3,000,000 shares issued to Starling Securities Limited in connection with a debt settlement transaction with this entity. We have agreed to piggyback the registration of these shares on the next appropriate registration statement filed by us. Our obligation to provide these piggyback registration rights will expire on February 11, 2004. We have also agreed to maintain the effectiveness of a registration statement which includes these shares for a period of not less than nine months.

     No registration statement has been filed by us in which any of the foregoing shares could be piggybacked. In each instance in which we have agreed to register outstanding shares, we have agreed to pay the costs of the filings. Each of the foregoing registration rights agreements includes indemnification provisions which provide that each of the parties would indemnify the other against all loses, claims, damages, liabilities and expenses in connection with an action based upon or resulting from any untrue or alleged untrue statement of material fact furnished by the other party and contained in the registration documents.

     In total we have agreed to register 20,140,498 outstanding shares or shares convertible into shares of our common stock, including the 1,000,000 shares to be issued to Jeff McKay. The registration and resale of these shares could have a material negative impact on the market for our common stock.

SHARES SUBJECT TO RULE 144

     At May 16, 2002, there were 24,345,498 shares of common stock as reported by our transfer agent which were restricted shares as set forth in Rule 144. In addition, our transfer agent reported that 1,000,000 otherwise free-trading shares were held by affiliates and therefore subject to all of the provisions of Rule 144, except the holding period. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were bought from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there is available adequate current public information with respect to the issuer. Such information is deemed to be available only if the issuer is current in filing its reports with the Securities and Exchange Commission pursuant to the Exchange Act, or if not required to file such reports, has made certain information publicly available. Sales of securities of an affiliate, or a non-affiliate who has owned the stock for more than one year but less than two years, are limited to one percent of the total outstanding shares of the issuer during the three months preceding the sale. Further, the securities must be sold in brokers' transactions within the meaning of Rule
144. Pursuant to Rule 144, such securities held by non-affiliates for more than two years may be sold without reference to the current public information or broker transaction requirements, or the one percent selling limitation. Management believes that some of the current outstanding restricted shares may be available for resale pursuant to Rule 144. The sale of some or all of such currently restricted shares could have a material negative impact upon the market price of our common stock.

SHAREHOLDERS

     As of May 16, 2002, there were approximately 192 holders of record of our shares as reported to us by our transfer agent. The transfer agent for our common shares is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117. We act as transfer agent for all outstanding preferred shares, options, warrants, and debentures.

DIVIDENDS

     We did not declare any cash dividends on our common stock during the years ended December 31, 2001 and 2000. We have no plans to pay any dividends to the holders of our common stock. Except for provisions under state laws relating to qualifications to declare and pay dividends, we are not aware of any restrictions which would limit our ability to pay dividends on our common stock, or which are likely to do so in the future.

SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2001, except as previously reported by us in our quarterly reports on Form 10-QSB during the year, the following securities were sold by us without registering the securities under the Securities Act:

  * In October 2001 we issued 1,000,000 shares of our common stock to Fun e-Business.com, Inc., a Delaware corporation, in connection with a purchase of assets from the company. In addition, we granted options to purchase up to 1,150,000 shares at $1.08 per share at any time beginning January 1, 2003, through December 31, 2004. In this transaction we acquired the technology for the kiosks, including the Gold Sprocket software, and approximately twenty-five Internet kiosks and location agreements, plus twelve kiosks in inventory. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Fun e-Business delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. The president of Fun e-Business represented to us that his company had not entered into the asset purchase transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, and June 30, 2001, and our current reports on Form 8-K dated March 14, 2001, and May 2, 2001, as amended, and the definitive information statement dated June 30, 2001. He further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In November 2001 we issued 400,000 shares of our common stock to iCatcher Network, Inc., a Delaware corporation, in connection with a purchase of assets from the company. In addition, we guaranteed that if iCatcher were not able to sell the shares at $1.00 per share or greater, than we would pay the difference to iCatcher under the following formula: If the average daily closing price of our stock, during the period from the closing date until thirteen months following should fall below an average of $1.00 by dividing the number of trading days into the closing price, and iCatcher shall have had ample opportunity to sell the stock at or above the $1.00 per share price, then no further money would be due iCatcher. In the event that the average price over the same thirteen-month period is below $1.00 and iCatcher has not had the opportunity to sell the stock at or above $1.00, then the difference between the amount the stock was sold for and $1.00 would be paid by us to iCatcher within thirty days. In this transaction we acquired approximately 144 Internet kiosks and location agreements, plus 40 kiosks in inventory. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. iCatcher represented that it was an accredited investor as defined in Rule 501(a) of Regulation D under the Act. It also delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of a restrictive legend upon the certificate evidencing the shares. The president of iCatcher represented to us that his company had not entered into the asset purchase transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, and June 30, 2001, and the information statement and current reports on Form 8-K filed with the SEC since the annual report on Form 10-KSB. He further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In November 2001 we entered into a series of related transactions in which we agreed to issue shares of our common and preferred stock in connection with the acquisition of assets and forgiveness of debt owed. These transactions are currently the subject of litigation (see "Item 3. Legal Proceedings"). Set forth below is information concerning these transactions:

       - We agreed to issue 1,997,883 shares of our common stock to California Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive, a series of Washington limited partnerships for which T&C Management, a California limited liability company, was the general partner. These shares are to be issued pro rata to the limited partnerships in connection with a purchase of approximately 750 pay telephones from the limited partnerships. We also agreed to issue 250,000 shares each to Ken Cheatham and Don Truman, the shareholders of T&C Management, in connection with a twelve-month consulting agreement with each individual. Messrs. Cheatham and Truman represented to us that they were accredited investors as defined in Rule 501(a) of Regulation D under the Act. The shares are to be issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The general partner and Messrs. Cheatham and Truman delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. The parties represented to us that they had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The parties also represented that they had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. They further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance. The certificates representing the shares to be issued to the limited partnerships and Messrs. Truman and Cheatham are being held by management of our company pending the outcome of the litigation.

       - We also agreed to issue 2,501,853 shares of our common stock to California Phones, Ltd. Partnerships numbers 0 through 12, inclusive, and 14 through 16, inclusive, a series of Washington limited partnerships for which T&C Management, a California limited liability company, was the general partner. These shares are to be issued pro rata to the limited partnerships in connection with the transfer of approximately 1,000 pay telephones to Intermountain Marketing Associates and the forgiveness of approximately $848,712 in debt owed by us to Intermountain Marketing. The shares will be issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The general partner delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. The general partner represented to us that the limited partnerships had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The general partner also represented that its representatives had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. The general partner further represented that its representatives had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.
          No underwriting discounts or commissions were paid in connection with such issuance.

       - We agreed to issue 1,470,000 common shares and 1,000,000 shares of our Series A preferred stock to Intermountain Marketing Associates. These shares will be issued in connection with the forgiveness of approximately $498,000 in debt owed by us to Intermountain Marketing Associates. Intermountain Marketing Associates represented to us that it was an accredited investor as defined in Rule 501(a) of Regulation D under the Act. The shares will be issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Intermountain Marketing delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. It represented to us that it had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. It also represented that its representative had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. Intermountain Marketing further represented that its representative had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

       - We agreed to issue 550,000 common shares to NIBG, LLC, a Utah limited liability company. These shares will be issued in connection with the forgiveness of approximately $383,278 in debt owed by us to NIBG. NIBG represented to us that it was an accredited investors as defined in Rule 501(a) of Regulation D under the Act. The shares will be issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. NIBG delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. It represented to us that it had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. It also represented that its representative had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. NIBG further represented that its representative had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

       - We agreed to issue 518,000 shares each to Ken Cheatham and Don Truman, and 64,000 shares to Charles Truman, all of the shareholders of Payphone Management, Inc., a Washington corporation doing business as Digital Access Communications, in connection with a stock-for-stock exchange. Messrs. Cheatham and Don Truman represented to us that they were accredited investors as defined in Rule 501(a) of Regulation D under the Act. The shares will be issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Messrs. Cheatham and Don
          Truman delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. Messrs. Cheatham and Don Truman represented to us that they had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Messrs. Cheatham and Don Truman also represented that they had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. Messrs. Cheatham and Don Truman further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. We have no similar representations from Mr. Charles Truman. No underwriting discounts or commissions were paid in connection with such issuance. The certificates representing the shares to be issued to the parties are being held by management of our company pending the outcome of the litigation and the qualification of Mr. Charles Truman, or his purchaser representative, as a sophisticated investor.

  * In November and December 2001 we granted options and issued 250,000 shares to Worldwide Marketing Solutions LLC, an Oklahoma limited liability company, in connection with a marketing agreement entered into between us and Worldwide Marketing Solutions. The options grant the right to Worldwide Marketing Solutions to purchase up to 1,000,000 shares at the following exercise prices: 500,000 shares at $0.25 per share; 250,000 shares at $0.50 per share; and 250,000 at $1.00 per share. The options were terminated and the shares were cancelled by mutual consent of the parties on May 22, 2002. Worldwide Marketing Solutions represented to us that it was an accredited investor as defined in Rule 501(a) of Regulation D under the Act. The options were granted and the shares were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Worldwide Marketing Solutions delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. It represented to us that it had not entered into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. It also represented that its representative had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and all other filings made by us with the SEC and available on the web site for the SEC. Worldwide Marketing Solutions further represented that its representative had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In December 2001 we issued 5,277,778 shares of our common stock to XSource Corporation, a Delaware corporation, in connection with a purchase of assets from a subsidiary of the company, Get.2.Net Corporation. In addition, we issued a promissory note to XSource in the amount of $50,000. We also guaranteed the payment of Get.2.Net liabilities in the approximately amount of $572,000 and assumed liabilities in the aggregate amount of approximately $1,011,038. In this transaction we acquired approximately 175 Internet kiosks installed in 32 locations and 100 kiosks in inventory. These securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.
     XSource represented that it was an accredited investor as defined in Rule 501(a) of Regulation D under the Act. It also delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. The president of XSource represented to us that his company had not entered into the asset purchase transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and the information statement and current reports on Form 8-K filed with the SEC since the annual report on Form 10-KSB. He further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In December 2001 we sold a 10% debenture in the total amount of $25,000. This debenture was sold to one accredited investor. The debenture was sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering and/or Section 4(6) as an issuance solely to one or more accredited investors. The investor represented that he was an accredited investor as defined in Rule 501(a) of Regulation D under the Act. He also delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such securities. He represented to us that he had not entered into the transaction to purchase the debenture as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for the quarters subsequent to December 31, 2000, and the information statement and current reports on Form 8-K filed with the SEC since the annual report on Form 10-KSB. He further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the offering. The debenture instrument received by the investor contained a restrictive legend pursuant to Rule 144. A commission of $12,500 was paid to TSA Services Association, Inc. in connection with this transaction.

  * In our 14% convertible debenture offering, we sold an additional $22,800 in debentures during the quarter ended December 31, 2001. This debenture was sold to a single accredited investor. The debenture was sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as transactions by an issuer not involving any public offering, Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors. No form of general solicitation was used in connection with such issuances. The debenture instrument received by the investor contained restrictive legends pursuant to Rule 144. We paid a selling commission of $8,850 to Estate Planning Services in connection with this transactions.

  * In December 2001 we issued a secured promissory note to a single investor for $90,000 due February 1, 2002, which was paid by us on January 24, 2002. Management believes the lender was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act. The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or
     Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. He also delivered appropriate investment representations to us with respect to this transaction. The investor represented to us that it was accredited as defined in Rule 501 or Regulation D. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The year ending December 31, 2001, was a period of transition for us. We experienced a paradigm shift from legacy products such as payphones and cashless ATMs, to a Virtual Global Network (VGN) of enabling devices. Our VGN is divided into four business units:

       *  Cashless Teller Machines (CTMs)
       * Wholesale carrier services, switch equipment and software applications;
       *  Prepaid ATM/debit card services; and
       *  Internet Kiosks

     The major shifts occurred in our management of both pay telephones and also cashless teller machines (CTM). During 2001 we operated and managed over 3,000 privately owned pay telephones located throughout California, northwestern Nevada, Texas, Louisiana and Florida. The pay telephones were situated in a wide variety of retail, commercial and business environments. The pay telephones generated revenue from both coin and non-coin calls.

     The pay telephone industry revenues continued to deteriorate. Management believes the downslide was due to the rapid increase in individuals using cellular phones and more specifically the refusal of major long distance companies to pay private payphone owners the mandated compensation ordered by FTC regulators. This caused nearly a 50% decline in our payphone revenues in just two short years. As a prudent business decision, management was compelled to re-evaluate our current business practices relating to pay telephone operations and concluded we could not sustain a viable business and continue to service the payphone owners at the current levels. Management believed that if the owners dealt directly with a smaller company capable of servicing their units, there might be an opportunity for them to earn profits by eliminating our large overhead.

     This transition to the service company, Tri-Tech Communications, LLC, commenced in November 2001 and the majority of the pay telephones were transferred to Tri-Tech on December 1, 2001. The transfer of the remainder
of the pay telephones was completed as of May 1, 2002.   We are no longer
in the pay telephone management business.

     As a result of the decreased revenues from the pay telephones, we were unable to pay the service agreement fees to the pay telephone owners from approximately September 2001 until the time the service contracts were transferred to Tri-Tech. As a result, a number of pay telephone owners have filed complaints against us, either in court or with regulators. See "Item 3. Legal Proceedings." We estimate that unpaid fees are approximately $225,650.

     A similar situation arose in our CTM management business unit. The market place experienced an increase in cash dispensing ATMs, which affected our business model in several ways. First, the ATMs were drawing customers away from the CTMs. Secondly, stores were going out of business at a higher than normal rate due to the downturn in the economy and it became more difficult to find suitable replacement sites. These two factors lead to a situation in which approximately a third of all CTMs under management were located at non-performing or under-performing locations.

     In an effort to remedy this downturn, we surveyed the CTM business unit owners with three options and/or alternative choices which we intend to disclose in a registered offering filed with the Securities and Exchange Commission and various state securities regulators:

       * Purchase Opportunity. The company would exercise its contractual right to purchase the machine from the owner. The company would execute a promissory note for the purchase of the equipment which would be payable over a five or ten year period.

       * New Management Company. The owner could exercise their right to transfer the management of their business to another service provider.

       * Stock Option. PayStar Corporation would purchase the CTM unit from the owner for shares of PayStar Corporation common, 144 Regulation D stock through a registered offering.

     These options were initially disclosed to the CTM owners in January 2002 and the process will not be completed until a registration statement filed with the Securities and Exchange Commission and state securities agencies is declared effective. We anticipate filing a registration statement in July 2002.

     As a result of the decreased revenues from the CTM operations, we were unable to pay the required service agreement fees to the CTM owners since approximately September 2001. As a result, a number of CTM owners have filed complaints against us, either in court or with regulators. See
"Item 3. Legal Proceedings." We estimate that the unpaid amount is approximately $725,000.

     The shift from legacy products to GVN has been aided by:

       * Wholesale Carrier Services, Switching Equipment and Software Applications. With the acquisition of SHS Communication, Inc. and Position Industries, Inc. we have been able to make an entry into the switch marketplace. SHS is a premier hardware and applications software provider, specifically targeting the prepaid calling card retail market; public and private telephone companies, cellular service providers both domestic and international, and the wholesale carrier resale market. The current revenue stream comes from sales of prepaid calling card switching platforms, carrier resale of domestic and long distance, service and maintenance support of existing systems, and a unique new switch co-location product called "shared hosting services."

       * Prepaid ATM/Debit Card Services. This product began its creation in November 2001 and on February 27, 2002, we incorporated GLOBALCash, Inc. GLOBALCash, in conjunction with outside vendors, has developed a prepaid ATM debit and debit MasterCard program. The program enables any person, regardless of credit history, banking status or age, the ability to purchase an ATM card or MasterCard for use anywhere in the world. The GLOBALCash consumer does not need a bank account, identification, social security number, credit card, United States citizenship, or a credit record. The consumer simply buys a GLOBALCash ATM card at a participating merchant's store. The consumer determines the cash amount of the ATM card they wish to purchase. After they purchase the card from the merchant they may replenish the card.

       * Internet Kiosks. With the acquisition of assets from Fun e-Business, we were able to enter the business of a full-service provider of Internet kiosks. The kiosks will allow public access to entertainment and Internet communications on a pay-per-use basis. On November 2, 2001, we completed the acquisition of the assets from Fun e-Business into PayStar InfoStations, Inc.

FACTORS AFFECTING OPERATIONS

     Revenues. Historically we have derived our revenues from the following sources: (1) payphone coin and non-coin sources, (2) wholesale of CTMs, (3) residual income from CTM management, (4) sale of switch hardware and software, (5) monthly switch maintenance and service fees, and
(6) residual income from kiosk usage.

     Cost of Sales and Services.  The major items in this category are
(1) payment of a processing fee to the CTM processor; (2) fees to the payphone service and maintenance vendor; (3) commissions to site owners and fees to business owners of payphones and CTMs; (4) equipment costs of payphones and CTMs; and (5) long distance and local carrier payphone charges.

     Selling, General and Administrative Expenses. Our recurring selling, general and administrative expenses include advertising and promotional material, payroll and related expenses for executive, administrative and operational personnel, facilities expenses, professional services expenses, travel and general corporate expenses. We expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue as our sales volume increases.

     We will need to increase our revenue to become profitable. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may not achieve profitability. We expect to incur additional costs and expenses in 2002 related to:

     *  the hiring of additional personnel;
     *  the development and improvement of our current products;
     *  the development of new products;
     *  marketing and advertising;
     *  improvement to our data base management infrastructure;
     * purchases of equipment for our operations and network infrastructure; and
     * the payment of commissions and fees for the marketing of our products.

     We have a limited operating history on which to base an evaluation of our business and prospects. The investor must also consider our prospects in light of the risks, expenses an difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as prepaid ATM/Debit card services and Internet kiosks. Such risks for us include, but are not limited to, an evolving and unpredictable business model and human resource growth. To address these risks, we must, among other things, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure stockholders that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenue increased by approximately 35% to $14,474,742 for the year ended December 31, 2001 from $10,749,879 for the year ended December 31, 2000. Revenue from the payphone subsidiary decreased from $5,671,000 to $4,592,338, or 19%, for the years ended December 31, 2000 and 2001 respectively. The revenue increase from our CTM subsidiary was from $3,768,000 to $6,378,910 for the years ended December 31, 2000 to 2001.
The bulk of the increase was realized in the wholesale of CTMs, which sales ceased in August 2001. We realized revenue of $3,092,494 from sales generated by a 2001 acquisition - SHS Communications. The remainder of the increase relates to web design ($147,000), prepaid calling cards ($140,000) and kiosks ($124,000).

     The cost of sales and services increased as a percentage of sales from 71% in the year ended December 31, 2000 to 72% in the year ended December 31, 2001. The revenue mix in 2001 had a lower gross margin, while certain fixed costs, including site and owner commissions, service and maintenance fees, remained constant. This trend should not continue with our exit from the management of payphones and CTMs.

     Our general and administrative expenses increased by 63% or from $6,145,000 in the year ended December 31, 2000 to $10,044,000 in the year ended December 31, 2001. The factors attributable to this rise are:
(1) salary expense for personnel of acquired companies, approximately $1,900,000; (2) consulting fees for individuals aiding in the expansion of marketplaces, approximately $2,590,000; (3) stock grants to employees and consultants, approximately $(1,400,000); (4) fees paid for the sale of the company's private placement offerings, approximately $200,000; (5) bad debt expense, approximately $377,000; (6) research and development, approximately $189,000; and (7) professional fees, approximately $83,000. The company has taken measures in reducing staff from a high of 75 employees to its current staffing of thirty-six employees. The reduction in force commenced in September 2001. As an increase in revenue for new ventures warrant, this expense will rise, but only in absolute dollars, not as a percentage of total revenues. The consulting fees expense likewise was abnormal in 2001 and should be less in 2002.

     With the addition of payphone assets in 2001, the depreciation expense increased from $134,093 in the year ended December 31, 2000 to $655,001 in the year ended December 31, 2001. Since the company is exiting the payphone business, this expense should decrease in 2002.

     To comply with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the company changed its accounting for goodwill from an amortization method to an impairment approach. This change resulted in our parent company writing down the goodwill in acquisitions by $3,800,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001 we had $178,093 in cash. Our operating activities generated a negative cash flow of $422,494 for the year ended December 31, 2001. The cash used from investing activities of $319,586 was primarily used for the purchase of equipment and other assets. Our financing activities generated cash of $235,849 as of December 31, 2001. The principal reason for the cash generated was from the issuance of common stock and corporate debentures, which in turn, was offset by a decrease in notes payable and leases payable.

     Our future capital requirements will depend on numerous factors, including:
     *  Ability to succeed in the prepaid ATM/debit cards marketplace.
     *  An increase in placing and managing Internet kiosks.
     *  Greater efficiency of operations
     *  Increase in the acquisition of CTMs

     We expect to fund our operations through profits from the above factors as well as from future private and public financing.

RISK FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Besides the Business Risk Factors listed above, the following financial issues could affect or prevent us from achieving financial and administrative stability:

     * Ability to effectively manage our working capital, including accounts receivable and inventory;
     * Capacity to raise additional capital, as required, on acceptable terms and on a timely basis;

     *  Generate sufficient cash to expand our business;
     *  Maintain our securities designation on the OTCBB;
     *  Attract and retain talented employees and key executive officers;
     * Manage administrative, technical or operational issues presented by our expansion.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-KSB, including statements of our management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation," are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed above under "Risk Factors That May Effect Results of Operations and Financial Condition," and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission. We do not assume any responsibility to publicly update any of our forward looking statements regardless whether factors change as a result of new information, future events or for any other reason.

     The safe harbor provisions of Section 21E of the Exchange Act applicable to forward-looking statements may not apply to us since we may fall into one or more of the exclusions provided in this section.

                       ITEM 7.  FINANCIAL STATEMENTS

                       INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
PayStar Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheet of PayStar Corporation and subsidiaries as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of PayStar Corporation and subsidiaries for the year ended December 31, 2000 were audited by other auditors whose report on those consolidated financial statements, dated March 30, 2001, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PayStar Corporation and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. In addition, total current liabilities exceeds its total current assets by $7,401,405. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Perry-Smith LLP

May 17, 2002

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                             December 31, 2001

                                                                      2001
                                                                   -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                        $   178,093
  Accounts receivable, net of allowance for doubtful accounts of
    $78,648                                                          1,447,746
  Other receivables                                                     75,788
  Inventory                                                             95,051
                                                                    ----------
     Total current assets                                            1,796,678
                                                                    ----------
Property and equipment, net (Note 3)                                 2,268,332
Prepaid interest                                                       167,298
Software licensing agreement                                           150,000
Other receivables                                                       73,741
Advance deposits                                                        54,915
                                                                    ----------
     Total assets                                                  $ 4,510,964
                                                                    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                   $   212,109
  Accounts payable                                                   3,240,038
  Accrued compensation                                                 430,940
  Other accrued expenses (Note 4)                                    1,443,926
  Customer deposits                                                     41,965
  Accrued interest payable                                             600,579
  Notes payable (Note 5)                                               827,000
  Notes payable - related parties (Note 6)                           1,812,307
  Capital leases payable (Note 7)                                      589,219
                                                                    ----------
     Total current liabilities                                       9,198,083
                                                                    ----------
Notes payable to related parties (Note 6)                               35,021
Corporate debentures (Note 8)                                          399,800
Capital lease payable (Note 7)                                          52,248
                                                                    ----------
                                                                       487,069
                                                                    ----------
     Total liabilities                                               9,685,152
                                                                    ----------
Commitments and contingent liabilities (Notes 13 and 14)

Stockholders' deficit (Notes 9, 10, 16 and 18):
  Preferred stock, $.001 par value - 10,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.001 par value - 100,000,000 shares
    authorized; 19,226,980 shares issued and outstanding                19,227
  Capital in excess of par value                                    12,758,788
  Accumulated deficit                                              (17,952,203)
                                                                    ----------
     Total stockholders' deficit                                    (5,174,188)
                                                                    ----------
     Total liabilities and stockholders' deficit                   $ 4,510,964
                                                                    ==========

                  The accompanying notes are an integral
             part of these consolidated financial statements.

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS

               For the Years Ended December 31, 2001 and 2000

                                               2001               2000
                                           -------------      -------------
Revenues                                   $  14,474,742      $  10,749,879
Cost of sales and services                    10,471,007          7,643,259
                                            ------------       ------------
     Gross profit                              4,003,735          3,106,620
                                            ------------       ------------
Other expenses:
  General and administrative                  10,043,734          6,144,890
  Depreciation                                   655,001            134,093
  Interest expense                               492,336            714,042
  Sales expenses                                 185,669            915,011
  Loss on impairment (Note 15)                 3,829,096
                                            ------------       ------------
     Total other expenses                     15,205,836          7,908,036
                                            ------------       ------------
Operating loss                               (11,202,101)        (4,801,416)
                                            ------------       ------------
Other income (loss)                              423,956           (225,994)
                                            ------------       ------------
Net loss before income taxes                 (10,778,145)        (5,027,410)
                                            ------------       ------------
Income taxes (Note 11)                             4,281
                                            ------------       ------------
Net loss                                   $ (10,782,426)     $  (5,027,410)
                                            ============       ============
Basic loss per common share:               $        (.96)     $        (.66)
                                            ============       ============

Shares used in the calculation of
 basic loss per common share                  11,178,358          7,636,210
                                            ============       ============

                   The accompanying notes are an integral
              part of these consolidated financial statements.

Page 56

                                               PAYSTAR CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                          For the Years Ended December 31, 2001 and 2000
                                           Common             Common Stock Subscribed     Capital in                    Total
                                  ------------------------   -------------------------    Excess of    Accumulated   Stockholders'
                                    Shares        Amount       Shares        Amount       Par Value      Deficit       Deficit
                                  -----------   ----------   -----------   -----------   -----------   -----------   -----------
Balances, January 1, 2000
 as restated (Note 16)              7,646,210  $     7,646       839,135     1,678,270  $  3,150,371  $ (2,142,367) $  2,693,920

Net loss, as restated (Note 16)                                                                         (5,027,410)   (5,027,410)
                                  -----------   ----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000
 as restated                        7,646,210        7,646       839,135     1,678,270     3,150,371    (7,169,777)   (2,333,490)

Common stock issued (Note 8)       11,580,770       11,581      (839,135)   (1,678,270)    9,573,417                   7,906,728

Compensation expense                                                                          35,000                      35,000

Net loss                                                                                               (10,782,426)  (10,782,426)
                                  -----------   ----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001         19,226,980  $    19,227          -     $       -     $ 12,758,788  $(17,952,203) $ (5,174,188)
                                  ===========   ==========   ===========   ===========   ===========   ===========   ===========

                                              The accompanying notes are an integral
                                         part of these consolidated financial statements.

                      PAYSTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2001 and 2000

                                                   2001               2000
                                              --------------     --------------
Cash flows from operating activities:
  Net loss                                    $ (10,782,426)     $  (5,027,410)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                    655,001            145,480
    Impairment of goodwill                        3,829,096
    Non-cash expenses                             3,168,250          2,056,000
    Changes in assets and liabilities:
      Accounts receivable                        (1,033,324)        (1,236,496)
      Prepaids and other                            394,961
      Inventory                                     909,970           (337,049)
      Deposits                                      (19,129)
      Accounts payable                            1,023,905          2,665,868
      Other accrued expenses                      1,252,150
      Customer deposits                              41,965
      Accrued interest payable                      137,087
                                               ------------       ------------
      Net cash used in operating
       activities                                  (422,494)        (1,733,607)
                                               ------------       ------------
Cash flows from investing activities:
  Purchase of equipment and other
   assets                                          (319,586)           (89,281)
  Advance deposits                                                     (20,384)
                                               ------------       ------------
      Net cash used in financing
       activities                                  (319,586)          (109,665)
                                               ------------       ------------
Cash flows from financing activities:
  Increase in bank overdraft                        154,750
  Proceeds from loans - related
   parties                                                             485,546
  Proceeds from issuance of
   common stock                                     203,000          1,778,270
  Proceeds from exercise of stock
   options                                           40,000
  Decrease in notes payable                        (315,368)
  Decrease in leases payable                       (246,333)
  Proceeds from issuance of
   corporate debentures                             399,800
                                               ------------       ------------
      Net cash provided by
       financing activities                         235,849          2,263,816
                                               ------------       ------------
Net (decrease) increase in cash
 and cash equivalents                              (506,231)           420,544

Cash and cash equivalents, beginning of year        684,324            263,780
                                               ------------       ------------
Cash and cash equivalents, end of year        $     178,093      $     684,324
                                               ============       ============

                                  (Continued)

                      PAYSTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                 For the Years Ended December 31, 2001 and 2000

                                                      2001            2000
                                                   ----------      ----------
Supplemental disclosure of cash flow information:

  Acquisitions of businesses by issuances of
   common stock                                   $ 3,149,500

  Issuance of common stock for services           $ 3,168,250     $    20,000

  Fixed asset acquisitions by issuance of
   common stock                                   $ 1,161,714

  Liabilities assumed in business combinations,
   net                                            $ 1,496,696

  Issuance of common stock as collateral and
   other                                          $    84,265



Cash paid during the year for:
  Interest                                        $   779,821           -


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     The Company was incorporated under the laws of the state of Nevada on June 16, 1977. Since that date, there have been three changes in the name and in the capitalization resulting in authorized common capital stock of 100,000,000 shares at $.001 par value. On October 12, 1998, the name was changed to PayStar Communications Corporation resulting from the acquisition of all of the outstanding stock of PayStar Communications, Inc. On December 21, 1999, the capitalization was increased to include 10,000,000 shares of preferred stock at $.001 par value. On July 31, 2001, the name was changed to PayStar Corporation.

     Principles of Consolidation

     The consolidated financial statements shown in this report include the historical operating statements of U.S. Cash Exchange, Inc. (subsidiary) and PayStar Communications, Inc. (subsidiary). The results of operations of other subsidiaries acquired during 2001 are included since their dates of acquisition. All inter-company transactions have been eliminated.

     Effective December 11, 2000, the Company completed the purchase of the assets of PAIDCard.net, Inc., by the issuance of 480,000 shares of common stock and 400,000 Class A Warrants. Goodwill of $646,885, assets of $32,989 and liabilities of $25,874 were recorded from the purchase. In addition, 85,000 shares and 85,000 warrants were issued to satisfy $170,000 of outstanding debt to Paidcard.net, Inc. This business ceased operations during 2001. Results of operations of the subsidiary have been included in the consolidated statement of income since the date of purchase.

     Effective January 1, 2001, the Company completed the purchase of the assets of NCS, Inc., by the issuance of 150,000 shares of common stock and 150,000 Class A Warrants, and the assumption of debt and accrued interest of $383,278 due during the coming year, including interest at 13.25%. Goodwill of $687,288 and assets of $33,540 were recorded from the purchase. Results of operations of the subsidiary have been included in the consolidated statement of operations since the date of purchase.

     Effective March 1, 2001, the Company acquired 100 percent of the outstanding stock of SHS Communications, Inc., and Positions Industries, Inc., in a stock for stock exchange by the issuance of 1,000,010 common shares. The Company recognized this as a pooling of entities. The results of operations of the subsidiary have been included in the consolidated statements of operations for all periods presented in accordance with accounting principles generally accepted in the United States of America.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Principles of Consolidation (Continued)

     Effective June 1, 2001, the Company completed the purchase of certain assets from Fun e-Business, Inc., by the issuance of 1,000,000 shares of common stock and options to purchase 1,150,000 shares at $1.08 per share. Goodwill of $1,008,935 and assets of $11,065 were recorded from the purchase. Results of operations of the subsidiary have been included in the consolidated statement of income since from the date of purchase.

     In September 2001, the Company acquired substantially all of the assets of iCatcher Network, Inc., a Delaware corporation (iCatcher), for 400,000 shares of the Company's common stock. The total acquisition cost was $188,000. The acquisition has been accounted for as a purchase and the results of operations for iCatcher since the date of acquisition have been included in the consolidated financial statements.

     Effective December 26, 2001, the Company acquired substantially all of the assets of Get.2.Net Corporation by the issuance of 5,277,778 shares of common stock and a promissory note for $50,000. Goodwill of $2,058,000 was recognized from the purchase. Results of operations of the subsidiary have been included in the consolidated statement of income since the date of the purchase.

     Basis of Accounting

     The Company recognizes income and expenses based on the accrual method of accounting.

     Recognition of Income

     PayStar Communications Inc. - Subsidiary

     Paystar was in the business of servicing and maintaining 2,976 pay telephones for their owners, of which, 940 belong to related parties until December 31, 2001. The income is recognized when the cash is collected from the payphones. The company pays the owners of the payphones a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, and a percentage of the income to the location owner.

     U.S. Cash Exchange, Inc. - Subsidiary

     The Company has developed an ATM scrip machine, as a substitute for an ATM cash-dispensing machine, which has been installed in various commercial locations. The scrip machine functions in a similar manner as an ATM cash machine except that, after approval, the user receives a scrip showing the amount the user has requested, as preset by the machine. The scrip amount, plus a transaction fee, is charged against the user's bank account. The scrip can then be used to purchase merchandise in the store where the ATM scrip machine is located. The transactions are processed through a clearinghouse and a

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     U.S. Cash Exchange, Inc. - Subsidiary (Continued)

     service charge is then paid to the participating entities. The Company then pays a varying percentage to the owner of the ATM machine and the merchant where the machine is installed. U.S. Cash purchases the scrip machines and accessories and, after a contractual agreement has been completed with a merchant, installs them in commercial locations. The completed location is then sold to a distributor who in turn sells to third parties. The sale is recorded when funds are received from the distributor.

     SHS Communications, Inc. - Subsidiary

     SHS Communications is in the business of sales, servicing and maintaining telephony or communication switches and systems. Income is recognized when a sale or servicing agreement has been signed and approved. This company also includes the sales of telephone switch "condos," which are a smaller portion of a telephone switch. The income for condo sales is also recognized when an agreement has been signed and approved.

     PayStar InfoStations, Inc. - Subsidiary

     PayStar InfoStations is in the business of selling, servicing and maintaining internet kiosk machines. Income is recognized when cash is collected from the kiosks by an independent contractor or when deposits are made for internet card charges. The company pays the owners of the kiosks a varying percentage of revenues earned by the kiosk machine. Paystar InfoStations also sells kiosks to commercial establishments.

     Provision for Doubtful Accounts Receivable

     A provision for doubtful accounts receivable is provided at the time it is determined there is doubt as to the collection of accounts receivable.

     Inventory

     Inventory is carried at cost (determined using the first-in, first-out method) and consists of scrip machines located in the Company's warehouse, and the component parts for the machines ready to assemble for installation. The cost of the installations in commercial locations are averaged over all installations for the year and used to cost the ending inventory of installed locations ready for sale.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Warranties on Sales of Installed Locations

     No provision for warranties for defective equipment is recognized on the installations because the Company has a policy of replacing the defective equipment and returning it to the equipment manufacturer who provides servicing at no charge to the Company.

     Property and Equipment

     Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from three to seven years. Property is recorded at cost less accumulated depreciation. Upon retirement or disposal, cost is removed from the property account and the accumulated depreciation applicable to the item disposed of is removed from accumulated depreciation. Major renewals and betterments are capitalized, maintenance and repairs are expensed as incurred.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Basic and Diluted Loss Per Share

     Basic loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are reported. All share and per-share information has been restated to give effect to the pooling described in Note 14.

     Financial Instruments

     The carrying amounts of financial instruments, including the assets and liabilities shown in the balance sheet, are carried at their cost, and are considered by management to be their estimated fair values.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and accounts receivable. Cash balances are maintained in accounts that are federally insured for amounts up to $100,000. Accounts receivable are unsecured and are derived from revenues earned. Management considers all accounts receivable to be currently collectible.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Estimates and Assumptions

     Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these consolidated financial statements.

     Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its consolidated financial statements.

     Recent Accounting Developments

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations: and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company is required to adopt FAS 141 and 142 with respect to existing goodwill on January 1, 2002. Management believes the adoption of these Statements will not have a significant impact on the Company's financial positions, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143") "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Asset retirement obligations will be initially measured at fair value. These obligations will be discounted and accretion expense will be recognized using the credit adjusted risk-free interest rate. The Company is required to adopt FAS 143 on January 1, 2003. The Company is assessing the impact FAS 143 will have on its financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company is required to adopt FAS 144 on January 1, 2002. The Company is assessing the impact FAS 144 will have on its financial statements.

2.   GOING CONCERN

     The Company incurred a net loss for the year ended December 31, 2001 of $10,782,426. Losses incurred in prior years have contributed to a stockholders' deficit of $5,174,188. Further, current liabilities exceed current assets by $7,401,405. Accordingly, there is

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.   GOING CONCERN (Continued)

     substantial doubt concerning the Company's ability to continue as a going concern. Management is currently in the process of (1) seeking additional funding, (2) changing its business model, (3) reducing expenses and (4) decreasing human resources. However, there can be no assurances that management's efforts to restore the Company to profitable operations will be successful.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 consisted of the following:

     Telecommunications equipment                            $ 1,488,076
     Furniture and fixtures                                    1,426,672
     Software                                                    116,139
     Leasehold improvements                                       39,309
                                                              ----------
          Total                                                3,070,196

          Less accumulated depreciation and
           amortization                                         (801,864)
                                                              ----------
          Property and equipment, net                        $ 2,268,332
                                                              ==========

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31, 2001:

          Accrued commissions                                $ 1,130,650
          Unit purchase deposits                                 142,338
          Other accrued liabilities                              170,938
                                                              ----------
                                                             $ 1,443,926
                                                              ==========

5.   NOTES PAYABLE

     Notes payable at December 31, 2001 consist of the following:

     Unsecured note payable; principal and interest at
       12% due on demand; converted to 3,000,000
       shares of common stock subsequent to year
       end (Note 16).                                        $   300,000

     Unsecured note payable; convertible into shares
       of common stock at $2 per share; due on April 1,
       2001; interest due monthly at 10%.                        197,500

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.   NOTES PAYABLE (Continued)

     Unsecured note payable; principal and interest at
       12%; due on July 31, 2002.                            $   100,000

     Note payable; secured by an account receivable;
       interest of $10,000 and unpaid principal due on
       February 1, 2002; retired subsequent to year end.          90,000

     Unsecured note payable; principal and accrued
       interest due on demand; interest at 12%;
       originated on August 24, 2000.                             64,500

     Unsecured note payable to a shareholder, due
       January 15, 2002 with interest at 10%.                     50,000

     Unsecured note payable; principal and interest
       due on demand at 10%.                                      25,000
                                                              ----------
          Total notes payable due in one year                $   827,000
                                                              ==========

     At December 31, 2001, the $197,500 note payable due April 2001 was in default for non-payment.

6.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties at December 31, 2001 consist of the following:

     Notes payable to related parties; unsecured; due
       on demand; non-interest bearing.                      $    91,900

     Notes payable to shareholders; unsecured; due
       in monthly installments of $3,600 including
       interest at the bank's prime rate plus 3.25%
       (7.75% at December 31, 2001).                              73,598

     Notes payable to related parties; various notes
       secured by revenues from telecommunications
       and equipment, due on various dates beginning
       April 2000 through July 2001, interest at 13.35%
       per year.                                               1,363,330

     Notes payable to related parties; various notes
       secured by revenues from telecommunications
       and equipment, due on various dates from
       December 1999 through September 2000,
       interest at 13.35% per year.                              318,500
                                                              ----------
          Total                                                1,847,328
                                                              ==========

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.   NOTES PAYABLE TO RELATED PARTIES (Continued)

     Less amount due within one year.                        $ 1,812,307
                                                              ----------
     Notes payable to related parties due after
      one year.                                              $    35,021
                                                              ==========
     Notes payable to related parties mature as follows:

          Year Ending
          December 31,
          -----------

             2002                                            $ 1,812,307
             2003                                                 35,021
                                                              ----------
          Total                                              $ 1,847,328
                                                              ==========

7.   CAPITAL LEASES

     The Company has capital leases for certain office and telecommunication equipment.

     Following is a summary of future minimum payments under capital leases at December 31, 2001:

          Year Ending
          December 31,
          -----------
             2002                                            $   818,485
             2003                                                 46,174
             2004                                                 10,903
             2005                                                  2,274
                                                              ----------
          Total minimum lease payments                           877,836

          Less amount representing interest                     (236,369)
                                                              ----------
          Present value of future minimum
           payments                                              641,467

          Current portion                                       (589,219)
                                                              ----------
          Amount due after one year                          $    52,248
                                                              ==========

     The net book value of assets recorded under capital leases at December 31, 2001, is $83,553.

     The Company is not in compliance with the covenants included in certain capital lease agreements. Accordingly, the present value of the remaining future lease payments for those leases in default totaling $458,715 has been recorded as a current capital lease obligation.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

8.   CONVERTIBLE DEBENTURES

     Convertible debentures at December 31, 2001 consist of the following:

     10% convertible debentures; interest due
       quarterly; convertible into shares of common
       stock at prices ranging from $.50 to $2 per
       share; maturing at various dates in 2003.             $   120,000

     14% convertible debentures; interest due
       quarterly; convertible into shares of common
       stock at $2 per share; maturing at various
       dates in 2003.                                            279,800
                                                              ----------
          Total                                              $   399,800
                                                              ==========

9.   COMMON STOCK

     In April 2001, the Company completed a private placement offering of 1,040,635 units, with each unit consisting of one share of common stock and one Class A Warrant, at $2.00 per unit.

     In September 2001, the Company completed a private placement offering of 125,000 units with each unit consisting of one share of common stock and one Class B Warrant, at $1.00 per unit.

10.  STOCKHOLDERS' DEFICIT

     The Company has two stock-based compensation plans which are described below. The Company applies APB Opinion No. 25, and related interpretations in accounting for its stock options. Accordingly, no compensation cost is recognized when the exercise price of the options issued is equal to or greater than the estimated fair value of the common stock at date of grant.

     Employee Stock Option Plan

     On November 3, 1998, and later amended, the Company adopted an employee Stock Option Plan which provides a plan for employees, officers, directors and consultants to purchase up to 1,176,000 common shares of the Company.

     Prior to December 31, 2000, 1,041,000 options to purchase 1,041,000 restricted common shares had been granted as follows: 816,000 at an option price of $1.00 per share and 225,000 at $2.00 per share. 726,000 of the options can be exercised at any time and 315,000 of the options can be exercised during 2001. For the year ended December 31, 2001, as of the date the options were granted, the fair value of the Company's common stock was considered by management to be less than the option price per share; therefore, no value was assigned to the options granted.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.  STOCKHOLDERS' DEFICIT (Continued)

     2000 Stock Option/Stock Issuance Plan

     On December 12, 2000, the Company established a stock option/stock issuance plan intended to aid the Company in maintaining and developing a management team and attracting new individuals whether or not they are employees. The plan is divided into two separate equity programs:
     (1) the Option Grant Program and (2) the Stock Issuance Program. The Option Grant Program consists of incentive options intended to qualify under the code, and non-statutory options not intended to qualify under the code. The Company has reserved 10,000,000 common shares that can be issued under the plan. Awards made under the plan shall be in options or common shares of the Company. During March 2001, key employees were issued 415,000 common shares under the Plan as bonuses. On June 13, 2001, key employees were issued 250,000 common shares under the Plan as bonuses. On July 30, 2001, directors were issued 100,000 common shares under the Plan as bonuses.

     While the Company continues to apply APB Opinion No. 25, SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of stock options at the grant date by using the minimum value method with the following assumptions used for the grants in 2001 and 2002, respectively: dividend yield of 0; risk-free interest rate of 5.5% and 6.0%; and an expected life of five years for all plan options.

     Under the accounting provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                2001
                                                            -------------

          Net loss as reported                              $(10,782,426)
                                                             ===========

          Net loss per share as reported                    $       (.96)
                                                             ===========

          Net loss pro forma                                $(11,320,998)
                                                             ===========

          Net loss per share pro forma                      $      (1.01)
                                                             ===========

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.  STOCKHOLDERS' DEFICIT (Continued)

     2000 Stock Option/Stock Issuance Plan (Continued)

     A summary of the status of the Company's stock option plan as of December 31, 2001 and changes during the year then ended, is presented in the following table:
                                                          2001
                                                 -----------------------
                                                              Weighted
                                                              Average
                                                              Exercise
                                                   Shares     Price
                                                 ----------  -----------
     Options outstanding,
       Beginning of year                         1,041,000   $      1.22

       Options granted                           2,795,000   $      1.07
       Options exercised                           (40,000)  $      1.00
       Options forfeited                          (841,000)  $      1.27
                                                 ---------
     Options outstanding,
       end of year                               2,955,000   $      1.06
                                                 =========
     Options exercisable,
       end of year                               1,426,250   $      1.04
                                                 =========

     The weighted average fair value of options granted during the year ended December 31, 2001 was $1.12.

     A summary of options outstanding at December 31, 2001 follows:

                                   Number of        Weighted        Number of
                                    Options          Average         Options
                                  Outstanding       Remaining      Exercisable
                                  December 31,     Contractual     December 31,
     Range of Exercise Prices        2001             Life            2001
     ------------------------     ------------     -----------     ------------
     Incentive Options
     $  1.00                          100,000        .8 years         100,000
     $  1.00                           30,000       1.0 years          26,250

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.  STOCKHOLDERS' DEFICIT (Continued)

     2000 Stock Option/Stock Issuance Plan (Continued)

     Nonstatutory Options
     $  1.00                           25,000        .8 years          25,000
     $  1.00                          250,000       1.0 years         250,000
     $  1.00                          300,000       2.2 years         150,000
     $  1.00                          200,000       2.0 years          75,000
     $  2.00                          100,000       2.3 years          50,000
     $  1.00                          800,000       1.4 years         750,000
     $  1.00                        1,150,000       3.0 years
                                    ---------                       ---------
                                    2,955,000                       1,426,250
                                    =========                       =========
     Warrants

     The Company has warrants outstanding to purchase up to 2,143,992 shares of common stock at an exercise price of $2.00 per share. The warrants are presently exercisable and will expire beginning in March 2003 through April 2003.

     The Company has warrants outstanding to purchase up to 125,000 shares of common stock at an exercise price of $1.00 per share. The warrants will be exercisable from September 2002 through October 2003.

11.  INCOME TAXES

     There was no provision for income tax expense (benefit) for the year ended December 31, 2000.

     The Company's net deferred tax assets as of December 31, 2001 consist principally of net operating loss carryforwards. However, due to the Company's recent history of operating losses, a valuation allowance has been recorded as follows:

     Deferred tax assets:
       Net operating loss carryforwards                      $ 4,896,000
       Valuation allowance                                    (4,896,000)
                                                              ----------
     Net deferred tax assets                                 $      -
                                                              ==========

     The Company's Federal net operating loss carryforwards total approximately $12,295,000 and expire through 2021. For California state income tax purposes, the net operating loss carryforwards are approximately $7,308,000 and expire through 2011. The changes in ownership which occurred in 2001 trigger significant limitations on the utilization of net operating loss carryforwards as provided for in
     Section 382 of the Internal Revenue Code. As a result of the limitations described above, a substantial portion of these net operating loss carryforwards will expire without being utilized.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

12.  RELATED PARTY TRANSACTIONS

     The Company conducts an ongoing business with a related party controlled by an officer/director of the Company, which consists of maintaining and servicing 940 pay telephones. For the year ended December 31, 2000 the maintenance income received totaled $488,512. For the year ended December 31, 2001, the maintenance income received totaled $386,820.

     At December 31, 2001, the Company had $1,847,328 in notes payable to related parties (Note 6).

     In March 2001, the Company purchased assets from NCS (Note14), which was owned in part by related parties. This transaction resulted in common shares and warrants being issued to the related parties.

     In October 2001, the Company acquired thirty seven Internet kiosks from an entity controlled by a director of the Company in exchange for 1,000,000 common shares and options to purchase 1,150,000 common shares.

     In December 2001, the Company acquired approximately 275 Internet kiosks and issued 5,277,778 common shares and assumed liabilities of Get.2.Net, Inc. (Note 14), the subsidiary owned by a related party.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments

     Operating Leases

     The Company has office leases covering 12,500 square feet of space and warehouse facility leases covering 6,800 square feet with an annual lease amount of $216,743 through December 2003. Additionally, the Company leases office equipment under operating leases through 2005.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

13.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     Commitments (Continued)

     Operating Leases (Continued)

     Future minimum lease payments for office space and office equipment are as follows:

          Year Ending
          December 31,

             2002                                            $   225,231
             2003                                                208,211
             2004                                                  7,471
             2005                                                  1,232
                                                              ----------
                                                             $   442,145
                                                              ==========

     Purchase Commitments

     The Company has entered into numerous agreements for the rental of cashless ATMs and other equipment. Under the terms of the rental agreements, the owner may elect to sell the equipment of the Company at the end of the rental period with 180 days advance notice. The Company is then obligated, to repurchase the equipment at an agreed-upon price. Upon timely receipt of the owners intention to sell, the Company records a liability for the agreed-upon purchase price of the equipment. As of December 31, 2001, none of the equipment owners had notified the Company of their intention to sell their equipment; accordingly, no liability has been recorded.

     In connection with a certain software licensing agreement, the Company had commitments to purchase inventory, of which a portion remains unpurchased at December 31, 2001. As a result, the Company may be required to invest funds in excess inventory, or sell the excess inventory, perhaps at a loss. Under the agreement, the Company has been given a discount on the purchase price of the inventory. Failure to purchase the remaining inventory could cause a termination of the entire licensing agreement. The Company has indicated that the licensor remains flexible and has not terminated the contract as of the date of this report.

     Contingencies

     In connection with the acquisition of Fun e-business (Note 14), the Company issued 1,000,000 shares of common stock at $1.08 per share. The Agreement for the purchase and sale of certain assets contains an "attachment of consideration" which states that if any of the 1,000,000 shares of Paystar common stock is transferred, assigned, attached or encumbered before December 31, 2002, then all 1,000,000 shares of the Paystar common stock will be redeemable by Paystar for $0.01 per share, or $10,000.

     In connection with the acquisition of iCatcher Network, Inc. (Note 14), the Company is contingently subject to an additional payment. In the event that the average price of the

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

13.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     Contingencies (Continued)

     Company's common stock for period from the closing date until 13 months following should fall below $1 per share, the Company will pay to the former owners of iCatcher the difference between the actual selling price per share and $1.

     Litigation

     In 1999, the Pennsylvania Securities Commission has issued a summary cease and desist order against the Company and the Company's chief executive officer and chairman of the Company. The order alleged that the parties were in the business of offering and selling pay telephone and management services which constituted the offer and sale of a security without proper registration under the state securities act, or an applicable exemption from registration. In June 2000, the Company entered into a stipulated settlement with the commission in which the original cease and desist order was rescinded and which provided that each party would permanently cease and desist from violating the state securities laws. The Company and the CEO/Chairman neither admitted nor denied any of the findings of fact or conclusions of law reached by the Pennsylvania Securities Commission. The parties are required to make an offer of rescission to each of the participants in the State of Pennsylvania and offer them the return of their purchase price aggregating approximately $604,500. Management is unable to determine how many, if any, of the purchasers will accept the rescission offer and require the Company to return the purchase price of their pay telephones and accordingly, has not recorded an accrual for the contingent liability.

     The Oklahoma Department of Securities has alleged that the offer, sale and lease-back of the cashless ATM machines in the State of Oklahoma constitutes the offer and sale of a security. In July 2000, the Company agreed to an order of the Department of Securities without admitting or denying any of the findings of fact or conclusions of law reached by the department. The order provides that the parties will cease and desist and repurchase the equipment, plus 10% interest. There were eleven purchasers who paid a total of approximately $268,000 for the cashless ATM machines in the State of Oklahoma who would potentially participate in the rescission offer. The Company is unable to determine how many, if any, of the purchasers will accept the rescission offer and require the Company to return the purchase price of their pay telephones and accordingly, has not recorded an accrual for the contingent liability.

     In 2001, the Company received notification that the California Department of Corporations, the Office of the Securities Commissioner of Kansas and the Rhode Island Department of Business Regulation had commenced investigations concerning the sale of automated teller machines in their respective states. At this time, management is unable to determine the potential outcome of these investigations.

     The Company has been named in various civil lawsuits alleging nonpayment of amounts due to cashless teller machine owners and pay telephone owners. At this time, management is unable to determine the potential outcome these lawsuits and accordingly, no accrual for any contingent liability that may result from these suits has been recorded.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

13.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     Litigation (Continued)

     In May 2002, the Company was named in a lawsuit alleging that the Company failed to transfer certain shares of Company stock in connection with the sale of certain pay telephones and the forgiveness of debt owed by the Company. The plaintiffs are seeking a rescission of the agreement and return of the pay telephones. The Company intends to vigorously defend its position and has filed a cross-complaint against the plaintiffs. The outcome of this matter cannot be determined at this time.

14.  ACQUISITIONS

     NCS - Network Communications Solutions

     In January 2001, the Company acquired substantially all of the net assets of NCS - Network Communications Solutions, LLC, a Nevada limited liability company (NCS) in exchange for 150,000 shares of the Company's common stock and warrants to purchase an additional 150,000 shares of common stock at $2 per share.

     The total acquisition cost was $337,500. The excess of the total cost of the acquisition over the fair value of the net assets acquired, approximately $687,000, has been charged to operations as an impairment charge (Note 15).

     The acquisition has been accounted for as a purchase and the results of the operations for NCS since the date of acquisition have been included in the consolidated financial statements.

     Paidcard.net, Inc.

     In January 2001, the Company acquired substantially all of the assets of Paidcard.net, Inc., a Nevada corporation (Paidcard) for 485,000 shares of the Company's common stock and warrants to purchase an additional 485,000 shares of common stock at $2 per share.

     The total acquisition cost was $654,000. The excess of the total cost of the acquisition over the fair value of the net assets acquired, $647,000 has been charged to operations as an impairment charge
     (Note 15).

     The acquisition has been accounted for as a purchase and the results of operations for Paidcard since the date of acquisition have been included in the consolidated financial statements.

     Fun e-business

     In June 2001, the Company acquired substantially all of the assets of Fun e-business for 1,000,000 shares of the Company's common stock and an option to purchase an additional 1,150,000 shares of common stock at $1.08 per share, exercisable commencing January 1, 2003 through December 31, 2004.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

14.  ACQUISITIONS (Continued)

     Fun e-business (Continued)


     The total acquisition cost was $1,020,000. The excess of the total cost of the acquisition over the fair value of the net assets acquired $1,009,000, has been charged to operations as an impairment charge
     (Note 15).

     The purchase agreement provides for the redemption of all 1,000,000 shares of common stock at $.01 per share ($10,000) in the event that any of the Company's common stock is transferred, assigned, attached or encumbered before December 31, 2002.

     The acquisition has been accounted for as a purchase and the results of operations for Fun e-business since the date of acquisition have been included in the consolidated financial statements.

     Get.2.Net Corporation

     On December 26, 2001, the Company acquired substantially all of the assets of Get.2.Net Corporation, a Delaware corporation for 5,277,778 shares of the Company's common stock assumed liabilities of $572,000 and a promissory note for $50,000 (Note 5). Get.2.Net designed, marketed and installed customized Internet access kiosks. The total acquisition cost was $1,000,000. The excess of the total cost of the acquisition over the fair value of the net assets acquired, $2,058,000, has been charged to operations as an impairment charge (Note 15).

     The acquisition has been accounted for as a purchase and the results of operations for Get.2.Net since the date of acquisition have been included in the consolidated financial statements.

     iCatcher Network, Inc.

     In September 2001, the Company acquired substantially all of the assets of iCatcher Network, Inc. A Delaware corporation (iCatcher) for 400,000 shares of the Company's common stock.

     The total acquisition cost was $188,000.

     The acquisition has been accounted for as a purchase and the results of operations for iCatcher since the date of acquisition have been included in the consolidated financial statements.

     Pro forma results

     The following table reflects the results of operations on a pro forma basis as if the acquisitions accounted for using the purchase method had been completed on January 1, 2001. The following unaudited pro forma information does not include any intercompany transactions.
     Pro forma financial information has not been presented for the two

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

14.  ACQUISITIONS (Continued)

     Pro forma results (Continued)

     acquisitions occurring in January, 2001 as the reported results of operations do not differ materially from pro forma results. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 2001, nor are they necessarily indicative of future operating results.

                                                    For the
                                                   Year Ended
                                                  December 31,
                                                      2001
                                        ---------------------------------
                                         As Reported         Pro Forma

          Revenues                      $  14,474,742      $  16,663,742

          Net loss                      $ (10,778,145)     $ (15,256,145)

          Net loss per share            $        (.96)     $       (1.36)

     SHS Communications, Inc.

     On March 1, 2001, the Company acquired substantially all of the common shares of SHS Communications, Inc., a California corporation (SHS) and Position Industries for 1,000,010 shares of the Company's common stock in a transaction accounted for as a pooling. SHS provides telecommunication services including engineering, software development, hardware installation, and maintenance. All prior financial statements have been restated to include SHS and Position Industries.

     The results of operations for SHS for the period from January 1, 2001 to February 28, 2001 (the period prior to the acquisition) and for the year ended December 31, 2000, were not material to the Company.

15.  WRITE-DOWN OF ASSETS

     As described in Note 13, the Company acquired other companies in transactions accounted for as purchases during the year. In the fourth quarter, management determined that the undiscounted future cash flows were not adequate to support the value of the goodwill associated with the businesses. Accordingly, a charge of $3,829,096 has been recorded in the statement of operations to reflect the write-off of all goodwill.

16.  PRIOR PERIOD ADJUSTMENT

     During the year ended December 31, 2000 and 2001, the Company issued 956,000 and 125,000 options, respectively, to purchase the Company's common stock. At the date of grant, the exercise price of the options was approximately 85% of the fair market value of the stock. As prescribed by APB 25, compensation expense equal to the difference between the fair market value and the exercise price of the stock options granted, aggregating $2,223,500 has been recorded as a prior period adjustment.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

16.  PRIOR PERIOD ADJUSTMENT (Continued)

                                      December 31,
                                         1999                     December 31,
                                      Balances as                    1999
                                      Previously                  Balances as
                                       Reported     Adjustment     Restated
                                      -----------   -----------   -----------
     Accumulated deficit              $ 1,858,169   $   184,198   $ 2,042,367

                                      December 31,
                                         2000                     December 31,
                                      Balances as                    2000
                                      Previously                  Balances as
                                       Reported     Adjustment     Restated
                                      -----------   -----------   -----------
     Net loss                         $ 2,991,410   $ 2,036,000   $ 5,027,410

     Accumulated deficit              $ 5,133,777   $ 2,036,000   $ 7,169,777

     Basic net loss per share         $     (.39)                 $     (.66)
                                       ==========                  ==========

     Balances previously reported have been adjusted for the effects of the pooling reported in Note 14.

17.  SEGMENT INFORMATION

     Segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Telephone Service component includes revenue earned from the management of pay telephones located in California, Northwestern Nevada, Texas, Louisiana and Florida.

                                               For the Year Ended 2001
                                          Scrip        Switch
                          Telephone      Machine      Sales and
                          Servicing       Sales       Servicing       Other         Totals
                         -----------   -----------   -----------   -----------   ------------
     Net sales           $ 4,569,599   $ 6,281,625   $ 3,086,923   $   536,595   $ 14,474,742
     Segment operating
      income (loss)      $  (261,393)  $ 2,311,286   $ 2,126,891   $  (173,049)  $  4,003,735

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

17.  SEGMENT INFORMATION (Continued)

                                               For the Year Ended 2000
                                                        Scrip
                          Telephone     Telephone      Machine
                          Servicing       Sales         Sales         Other         Totals
                         -----------   -----------   -----------   -----------   ------------
     Net sales           $ 3,302,759   $ 1,146,750   $ 2,852,576   $ 2,129,322   $ 9,431,407
     Segment operating
      income (loss)      $  (561,605)  $   356,989   $   606,899   $ 2,129,322   $ 2,531,605
     Segment assets
     Depreciation

18. SUBSEQUENT EVENTS

     In February 2002, the Company issued 3,000,000 shares of common stock pursuant to the release from a $300,000 12% unsecured note payable and accrued interest of approximately $57,000.

     On February 27, 2002, the Company created a corporation entitled GLOBALCash, Inc. The corporation was established in order to manage our newly created product, a prepaid ATM/debit card.

     Effective February 2002, the Company granted piggyback registration rights to register for resale up to 3,000,000 shares in connection with a debt settlement transaction. The obligation to provide these rights expires on February 11, 2004.

Page 79
          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by paragraph (a) of Item 304 of Regulation S-B for this item is not provided pursuant to Instruction 1 of Item 304 because the information has been previously reported in the third amended filing of our registration statement on Form SB-2/A-3 (SEC File No. 333-93919), and in a Current Report, as amended, filed on Form 8-K with the Securities and Exchange Commission on September 13, 14, and 18, 2001. No disclosure under paragraph (b) of Item 304 is required.


                                 PART III

       ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth our current directors and executive officers, their ages, and all offices and positions.

     Name                Age   Position(s)                   Director Since

     William D. Yotty    56    Chairman & CEO                1998
     Harry T. Martin     61    Secretary, Treasurer,
                               Senior Vice-president & CFO   --
     Clifford Goehring   72    Director                      1998
     Edward Bevilacqua   44    Director                      2001

     Directors are elected for a term of one year and until a successor is elected and qualified. Annual meetings are to be scheduled by the Board of Directors. Officers are elected by the Board of Directors, which is required to consider the subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal. The chief executive officer has the responsibility for the general management and control of the affairs and business of the company and performs all duties and has all powers which are commonly incident to the office of chief executive or which may be delegated to him by the Board of Directors. The CEO also has the power to sign all contracts and other instruments of the corporation which are authorized by the Board of Directors and has responsibility for the general supervision and direction of all of the other officers and agents of the company. The CEO may delegate any of these powers to the president, if one is appointed or elected.

     Our articles of incorporation limit the personal liability of our directors and officers to our company or our shareholders for monetary damages for any breach of fiduciary or professional duty by the person acting in such a capacity. However, a person specifically covered by this provision would remain liable to the extent provided by applicable law, or acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or for payment of dividends in violation of Nevada law.

     Set forth below is certain biographical information regarding our current executive officers and directors:

     WILLIAM D. YOTTY has been our chief executive officer since November 3, 1998. He has been the president of Quantum Network Services, Inc., a communications enterprise, since 1989. Since 1985 he has been self-employed as a communications and business consultant. From 1997 to 1998 he was the president of 21st Century Communications, a pay telephone company. In June 2000 Mr. Yotty consented to an order of the Pennsylvania Securities Commission not to violate the state securities act and not to act in any capacity in connection with an offer or sale of securities in the State of Pennsylvania, unless he retains counsel knowledgeable and experienced in securities laws who would make all applicable filings with the commission. Mr. Yotty neither admitted nor denied the allegations in the consent. Mr. Yotty also serves as president or chief executive officer of each of our subsidiaries.

     HARRY T. MARTIN has been our chief financial officer since October 1999. He has been our senior vice-president since March 1, 2001. From 1993 until 1995 he was a vice president and the chief financial officer for Quality Transport, and from 1995 until October 1999 he was a partner in Sierra Financial, a financial services company. Mr. Martin also serves as chief financial officer and secretary/treasurer of each of our subsidiaries.

     CLIFFORD GOEHRING was the president of First Call Communications from 1997 to 1998. From 1990 to present he has been the vice-president of Quantum Network Services, Inc.

     EDWARD BEVILACQUA was employed by PayStar Corporation from June 1, 2001, to September 7, 2001, and managed the operation of pay telephones, cashless ATMs, Internet kiosks, and other telecommunications services. He was the president of both PayStar InfoStations, Inc. from August 2001 to September 7, 2001, and U.S. Cash Exchange, Inc. from June 2001 to September 7, 2001. Since January 2000 Mr. Bevilacqua has been the president of Fun e-Business.com, Inc., a company engaged in the design and distribution of Internet kiosks. In May 2001 Fun e-Business sold certain of its assets relating the Internet kiosk business to our parent company (see "Item 12. Certain Relationships and Related Transactions"). From May 1999 until December 1999 he was employed as the general manager of NTN Communications, a Delaware corporation engaged in the operation of entertainment devices for public locations. From May 1997 to May 1998 he was Director of Tournaments and Promotions for Playnet. From May 1998 to May 1999
Mr. Bevilacqua was President of Fun e-Business Network, Inc., a Nevada corporation. Mr. Bevilacqua received his bachelor of science degree in finance from Santa Clara University in 1979 and his juris doctor degree from Western State University of Law in 1994.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table identifies each person who, at any time during the year ended December 31, 2001, was a director, officer, or beneficial owner of more than 10 percent of our common stock that failed to file on a timely basis, as disclosed in reports filed by these persons, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

                                   Number of
                                   Transactions        Any Failure
                    Number of      Not Reported        To File a
Name                Late Reports   On a Timely Basis   Required Form?

William D. Yotty         1                1                 No
Harry T. Martin          1                1                 No
Clifford Goehring        2                4                 No
Barry Schaffer           2                1            Form 3 and Form 5
Jeff McKay               4                14                No


                     ITEM 10.  EXECUTIVE COMPENSATION

GENERAL

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2001, 2000, and 1999:

                                                                  LONG-TERM
                                  ANNUAL COMPENSATION             COMPENSATION

                                                                  Securities
Name and                                            Other Annual  Underlying
Principal Position(s)  Year   Salary      Bonus     Compensation  Options
                               ($)         ($)          ($)          (#)

William D. Yotty       2001    -0-     $ 55,000(1)      -0-        500,000
Chairman & CEO         2000    -0-         -0-          -0-        200,000
                       1999    -0-         -0-          -0-        100,000


Harry T. Martin        2001  $123,046  $ 27,500(2)      -0-        250,000
CFO                    2000  $ 83,464  $167,800(3)      -0-        100,000
                       1999  $ 11,831  $ 56,250(4)      -0-         75,000

----------
     (1) This amount reflects the estimated fair market value of 500,000 shares awarded to Mr. Yotty on January 4, 2002, for services rendered during the year ended December 31, 2001. The closing price of the common stock on the date of the award was $0.11 per share.
     (2) This amount reflects the estimated fair market value of 250,000 shares awarded to Mr. Martin on January 4, 2002, for services rendered during the year ended December 31, 2001. The closing price of the common stock on the date of the award was $0.11 per share.
     (3) This amount reflects the estimated fair market value of 50,000 shares awarded to Mr. Martin on December 12, 2000, for services rendered during the year ended December 31, 2000. The closing price of the common stock on the date of this award was $2.70 per share. This amount also reflects the estimated fair market value of 25,000 shares awarded to Mr. Martin on January 1, 2001, for services rendered during the year ended December 31, 2000. The closing price of the common stock on the date of this award was $1.312 per share.
     (4) This amount reflects the estimated fair market value of 25,000 shares awarded to Mr. Martin on December 21, 1999, for entering into an employment agreement with us during the year ended December 31, 1999. The closing price of the common stock on the date of this award was $2.25 per share.

     The following option grants table sets forth the options granted to the named executive officers for the year ended December 31, 2001:

                        Number of    Percent of Total
                        Securities   Options Granted
                        Underlying   to Employees      Exercise     Expiration
     Name               Options      In Fiscal Year    Price        Date
                        (#)                           ($/Sh)

     William D. Yotty   500,000      13.51%            $0.10/Share  1/31/04
     Harry T. Martin    250,000       6.76%            $0.10/Share  1/31/04

     No options were exercised by any of the named executive officers during the year ended December 31, 2001. The following table sets forth the year-end option numbers and values of the named executive officers:

                          Number of
                          Securities Underlying       Value of Unexercised
                          Unexercised Options         In-The-Money Options
                          At Fiscal Year-end (#)      At Fiscal Year-end ($)
     Name                 Exercisable/Unexercisable   Exercisable/Unexercisable

     William D. Yotty     800,000/-0-                 $5,000/-0-
     Harry T. Martin      425,000/-0-                 $2,500/-0-

STOCK OPTION PLANS

     1998 Employee Stock Option Plan

     On November 3, 1998, we adopted an employee stock option plan which we amended effective January 3, 2000, pursuant to which we were authorized to grant up to 3,000,000 options to our key employees, officers, directors, and consultants. On December 12, 2000, the Board of Directors and shareholders approved amendments to the 1998 plan reducing the number of shares eligible under the plan to 1,176,000 and changing the name of the plan to the PayStar Communications Corporation 1998 Employee Stock Option Plan. Awards under the 1998 plan consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended.

     The 1998 plan is administered by the Board of Directors which determines the persons to whom awards are to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1998 plan.

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

     At June 7, 2002, we had outstanding 400,000 options granted by the Board of Directors under the 1998 plan. Management does not intend to grant any future options under this plan.

     2000 Stock Option/Stock Issuance Plan

     On December 12, 2000, the Board of Directors and shareholders adopted the 2000 Stock Option/Stock Issuance Plan. The purpose of the 2000 plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

     There are 10,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the 2000 plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

     The plan is administered by the Board of Directors. However, at the discretion of the board, it may establish a committee of members of the board to which committee the board may delegate administration of the 2000 Plan.

     Participants in the 2000 Plan are selected by the plan administrator which is currently the Board of Directors. The persons eligible to participate in the 2000 plan are as follows: (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries. Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

     The 2000 plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 31, 2009, whichever is earlier. The 2000 plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

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

     As of June 7, 2002, 3,700,000 options had been granted under the 2000 Plan. Of these, 1,460,000 had been cancelled or terminated, and 100,000 were unvested. Thus, 2,240,000 options remained outstanding as of this date. Also, 4,356,500 shares had been issued as stock grants under the plan. Hence, an aggregate of 6,596,500 shares of the plan have been committed for outstanding stock options or have been issued as stock grants, with a total of 3,403,500 shares remaining available for future issuance under the plan.

EMPLOYMENT AGREEMENTS

     We employed Mr. Martin as chief financial officer commencing October 15, 1999. His current annual salary is $158,400. Mr. Martin does not have a written employment agreement with us or any of our subsidiaries, but he is subject to certain confidentiality provisions and a non-compete agreement.

COMPENSATION OF DIRECTORS

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. Except as set forth below, the Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors.

     In connection with Mr. Bevilacqua accepting his appointment as a director in June 2001, we issued to him 50,000 shares of our common stock and options to purchase an additional 50,000 shares at $1.00 per share, vesting 25% per quarter beginning June 1, 2001. We also agreed to pay all expenses related to board meetings for a minimum period of four years. Additional expenses incurred by him are to be reimbursed as needed and directed by the Chairman. During the year ended December 31, 2001, we did not pay him, or accrue any amount, as reimbursement for expenses related to his fulfilling his obligations as a director.

     For the year ended December 31, 2001, we compensated our directors with shares of our common stock and options to purchase shares. This compensation was approved by the Board of Directors in January 2002. We issued 500,000 shares to Mr. Yotty, 100,000 shares to Mr. Bevilacqua, and 100,000 shares to Mr. Goehring, constituting all of our current directors. We also granted options to each of the directors as follows: 500,000 to Mr. Yotty; 100,000 to Mr. Bevilacqua; and 100,000 to Mr. Goehring. These options are exercisable at a price of $0.10 per share at any time prior to January 31, 2004. We granted 50,000 shares to Barry Schaffer, a director during 2001 for accepting appointment as a director on July 18, 2001. Mr. Schaffer returned the 50,000 shares to the company on December 31, 2001. We also granted him options to purchase 50,000 shares at any time prior to May 31, 2003, at $1.00 per share. Of the total options granted to Mr. Schaffer, 25,000 shares vested prior to his resignation as a director on October 31, 2001.

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from filings made pursuant to Section 16(a) of the Exchange Act by the named persons, from the named person, or other sources considered by management to be reliable, concerning the ownership of our common stock as of May 16, 2002, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership(1)            Percent of Class

William D. Yotty              3,744,700(2)               11.26%
1110 West Kettleman Ln.
Suite 48
Lodi, CA  95240

Harry T. Martin                 775,000(3)                2.36%

Clifford Goehring               500,000(4)                1.53%

Edward Bevilacqua             1,300,000(5)                3.99%

Executive Officers and
Directors as a Group
(4 Persons)                   6,319,700                  18.52%

Starling Securities Ltd.      3,075,000(6)                9.49%
Mansion House
143 Main St.
Suite 2B
Gibralter

Xsource Corporation           5,277,778                  16.28%
153 East 53rd St.
Suite 5900
New York, NY 10022

Don Truman                    6,035,736(7)               18.62%
Ken Cheatham
12419 Lewis St.
Suite 104
Garden Grove, CA 92840

T&C Management                4,499,736(8)               13.88%
12419 Lewis St.
Suite 104
Garden Grove, CA 92840

Tom Howell                    2,620,000(9)                8.1%
Michele Howell
1110 West Kettleman Ln.
Suite 48
Lodi, CA  95240
----------
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of these shares, 3,218 are held in a brokerage account for Mr. Yotty, and 2,325,000 are held in a family trust for which Mr. Yotty is one of the trustees. He is deemed to share beneficial ownership of the shares with the trust. Mr. Yotty also holds options to purchase 800,000 common shares and warrants to purchase 42,500 common shares, all of which are exercisable within sixty days. The shares underlying these options and warrants are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Yotty. Mr. Yotty has not filed an amendment to his Schedule 13G to reflect changes in ownership of his shares since his original filing made on February 14, 2001, nor has he filed a Schedule 13D.
     (3) Mr. Martin holds options to purchase 425,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Martin.
     (4) Mr. Goehring holds options to purchase 300,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Goehring.
     (5) Of these shares, 1,000,000 are held by Fun e-Business.com, Inc., an entity controlled by Mr. Bevilacqua. He also holds options to purchase 150,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Bevilacqua.
     (6) As of the date of this report, Starling Securities Ltd. has not filed with the U.S. Securities and Exchange Commission either a Schedule 13D or 13G. The number of shares set forth in this table is based upon information furnished by the transfer agent and represents management's best estimate of the number of shares beneficially owned by this entity.
     (7) As of the date of this report, neither Mr. Truman nor Mr. Cheatham has filed with the U.S. Securities and Exchange Commission either a
Schedule 13D or 13G. The number of shares set forth in this table is based upon information furnished by the transfer agent and represents management's best estimate of the number of shares beneficially owned by these individuals. Of the shares listed in the table, 768,000 are held directly in the name of Mr. Truman and 768,000 are held directly in the name of Mr. Cheatham. Also, 4,499,736 are owned directly by a series of Washington limited partnerships for which T&C Management acts as general partner and are also listed in this table as being beneficially owned by T&C Management. Management reasonably believes that T&C Management is controlled jointly by Messrs. Truman and Cheatham. The transactions by which these shares were issued are the subject of current litigation, which includes a prayer for rescission (see "Item 3. Legal Proceedings"). In addition, management has not delivered the certificates representing the shares listed as beneficially owned by Messrs. Truman and Cheatham, pending outcome of the litigation.
     (8) These shares are owned directly by a series of Washington limited partnerships for which T&C Management acts as general partner and are also listed in this table as being beneficially owned by Messrs. Truman and Cheatham. Management reasonably believes that T&C Management is controlled jointly by Messrs. Truman and Cheatham. The transactions by which these shares were issued are the subject of current litigation, which includes a prayer for rescission (see "Item 3. Legal Proceedings"). In addition, management has not delivered the certificates representing the shares listed as beneficially owned by T&C Management, pending outcome of the litigation.
     (9) Tom and Michele Howell are husband and wife and are deemed to share beneficial ownership of the shares beneficially owned by each other. Of the total shares, 12,500 are owned by a family trust; 1,470,000 are owned directly and in the name of Intermountain Marketing Associates LLC, an entity controlled by Mr. Howell; 600,000 are owned directly and in the name of NIBG LLC, an entity controlled by Mrs. Howell; and 487,500 are held in a brokerage account for Outlander LLC, an entity controlled by Mrs. Howell. NIBG also holds options to purchase 50,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. and Mrs. Howell.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William D. Yotty, a director, officer, and 5% shareholder, is also the controlling shareholder of Quantum Network Services, Inc. which owned 891 of the pay telephones managed by us through December 2001. Mr. Goehring, one of our directors, has been vice-president of this entity since 1990. This agreement was not entered into by means of arms length negotiations. The agreement was entered into on May 1, 1999, for a period of one year and was renewable for like periods. The agreement was not renewed for the year beginning May 1, 2002. Under the agreement we received a flat monthly fee for each pay telephone we managed for Quantum. In return, we were responsible for collection of the coins and other revenue from the telephones; disbursing from the gross revenues the costs of the telephones, such as site owner commissions, local and long distance costs, operator service providers and other carriers; providing for the repair of the telephones, including parts and labor; maintaining the telephones in a neat and clean condition; and, with the prior consent of Quantum, performing capital improvements to the telephones to alter, rebuild, or renovate the telephones. All funds collected by us, less all of the costs associated with the telephones and our monthly fees, were disbursed to Quantum. We agreed to indemnify the other for actions arising out of tortuous conduct or any breach of the agreement. During the year ended December 31, 1999, we distributed $213,914 to Quantum, and we billed Quantum $246,320 for our fees under the agreement, which amounts have been paid. During the year ended December 31, 2000, we distributed no funds to Quantum and we collected $488,512 for management of its pay phones. During the year ended December 31, 2001, we distributed nothing to Quantum, and we billed Quantum $368,820 for our fees under the agreement, which amounts have been paid.

     Intermountain Marketing Associates, LLC, a limited liability company managed by Mr. Howell, loaned $1,217,750 to PayStar Communications, Inc., our wholly owned subsidiary, during the year ending December 31, 1999, and $1,466,250 in 2000. It also loaned $152,950 to U.S. Cash Exchange, Inc., our wholly owned subsidiary, during the year ended December 31, 1999. We issued a series of nine-month promissory notes to this entity for the loans. Of the total amount owed, $899,270 was converted into 449,635 shares of common stock and a like number of Class A Warrants on or about March 27, 2001, and on or about October 6, 2000, we repaid $75,000 of the loans made to PayStar Communications, Inc. In November 2001, in a series of transactions, we converted all of the remaining outstanding debt owed to Intermountain Marketing Associates for shares of our stock and certain assets as follows:
       * We issued 2,501,853 shares to a series of Washington limited partnerships for which T&C Management, Inc., one of our 5% shareholders, acted as general partner. In return, the limited partnerships transferred approximately 1,000 pay telephones to Intermountain Marketing Associates and Intermountain Marketing Associates forgave approximately $848,712 of the total debt.
       * U.S. Cash Exchange, Inc., our wholly owned subsidiary, agreed to transfer approximately 100 CTMs to Intermountain Marketing Associates for forgiveness of approximately $150,000 of the debt.
       * PayStar InfoStations, Inc., our wholly owned subsidiary, agreed to transfer approximately 100 Internet kiosks to Intermountain Marketing Associates for forgiveness of approximately $340,000 of the debt.
       * We issued 1,470,000 shares and 1,000,000 Series A preferred shares to Intermountain Marketing Associates for forgiveness of approximately $498,450 of debt.
These transactions are the subject of current litigation (see "Item 3. Legal Proceedings").

     In March 2001 we completed an acquisition of assets from NCS-Network Communications Solutions, LLC. NCS was owned in part by Mr. Yotty and by NIBG, LLC, an entity controlled by Michele Howell, the wife of Tom Howell, a 5% shareholder. The ownership of NCS at the time of closing was as follows:
Mr. Yotty owned 40% and NIBG owned 25%. Prior to closing, NIBG had loaned a total of $318,500 to NCS and NCS had issued a series of nine-month notes commencing March 1999, some of which were rolled over for an additional nine months. At closing of the asset purchase transaction, the total principal and interest due on these loans was approximately $383,728. These debts were assumed by us in the transaction as part of the purchase price of the assets. We also issued 42,500 shares and 42,500 Class A Warrants to Mr. Yotty, and 50,000 shares and 50,000 Class A Warrants to NIBG for the purchase of these assets. In November 2001 we issued 550,000 shares to NIBG for forgiveness of the debt assumed by us in this transaction. The transaction to forgive the debt is the subject of current litigation involving this and a series of related transactions (see "Item 3.
Legal Proceedings").

     In October 2001 we acquired approximately thirty-seven Internet kiosks and our Gold Sprocket software from Fun e-Business.com, Inc., an entity controlled by Ed Bevilacqua, one of our directors. We issued 1,000,000 shares and granted options to purchase 1,150,000 shares for the assets.

     In December 2001 we completed a transaction with XSource Corporation, a 5% shareholder, in which we acquired approximately 275 Internet kiosks. We issued 5,277,778 shares, issued a note for $50,000, and assumed the payment of $1,011,038 in debt owed by Get.2.Net, Inc., the wholly owned subsidiary of XSource which owned the kiosks.

     In November 2001 we acquired certain payphone management contracts from Payphone Management, Inc., a Washington corporation doing business as Digital Access Communications, an entity that holds the management contracts for the 1,750 pay telephones purchased by Intermountain Marketing Associates and us from the Washington limited partnerships. Ken Cheatham and Don Truman, two of our 5% shareholders, were two of the three owners of Payphone Management. We issued a total of 768,000 shares each to Messrs. Cheatham and Truman. This transaction is the subject of current litigation involving this and a series of related transactions (see "Item 3. Legal Proceedings").

     In March 2002 we issued 3,000,000 shares to Starling Securities Limited, a 5% shareholder, in the conversion of approximately $300,000 in debt owed by us to this entity.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                    Page
          Report of Auditor dated May 17, 2002                      F-1
          Consolidated Balance Sheet as of December 31, 2001        F-2
          Consolidated Statement of Operations for the years ended
               December 31, 2001 and 2000                           F-3

          Consolidated Statement of Stockholders' Deficit for the
               years ended December 31, 2001 and 2000               F-4
          Consolidated Statement of Cash Flows for the years ended
               December 31, 2001 and 2000                           F-5
          Notes to Consolidated Financial Statements                F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.   Description of Exhibit                              Location

     2.1 & 10.10   Reorganization Agreement dated October 8, 1998,
                   with PayStar Communications, Inc., as amended          (1)
     2.2 & 10.11   Reorganization Agreement dated September 30, 1999,
                   with U.S. Cash Exchange, Inc.                          (1)
     2.3 & 10.12   Asset Purchase Agreement dated March 1, 2001,
                   with NCS                                               (5)
     2.4           Asset Purchase Agreement dated December 1, 2000,
                   with Paidcard.net, Inc.                                (5)
     2.5           Stock-For-Stock Exchange Agreement dated March 1,
                   2001, with SHS Communications, Inc. and Position
                   Industries, Inc.                                       (5)
     2.6 & 10.13   Agreement for Purchase and Sale of Certain Assets
                   dated May 16, 2001, with Fun e-Business.com, Inc.,
                   with addendum, but without attachments or schedules    (7)
     2.7           Asset Purchase Agreement dated September 20, 2001,
                   with iCatcher Network, Inc., without attachments or
                   schedules                                              (7)
     2.8 & 10.14   Asset Purchase Agreement dated November 8, 2001,
                   with California Phones, Ltd. Partnerships numbers 0
                   through 12 and 14 through 16, without attachments or
                   schedules                                              (7)
     2.9 & 10.15   Asset Purchase and Debt Settlement Agreement
                   dated November 8, 2001, with California Phones, Ltd.
                   Partnerships numbers 0 through 12 and 14 through 16,
                   and Intermountain Marketing Associates, LLC,
                   without attachments or schedules                       (7)
     2.10 & 10.16  Asset Purchase and Debt Settlement Agreement dated
                   November 8, 2001, with Intermountain Marketing
                   Associates, LLC and U.S. Cash Exchange, Inc.,
                   without attachments or schedules                       (7)
     2.11 & 10.17  Asset Purchase and Debt Settlement Agreement dated
                   November 8, 2001, with Intermountain Marketing
                   Associates, LLC and PayStar InfoStations, Inc.,
                   without attachments or schedules                       (7)
     2.12          Stock Purchase and Debt Settlement Agreement dated

                   November 8, 2001, with NIBG, LLC, without
                   attachments or schedules                               (7)
     2.13          Stock-for-Stock Exchange Agreement dated November
                   8, 2001, with Payphone Management, Inc., without
                   attachments or schedules                               (7)
     2.14 & 10.18  Acquisition Agreement dated December 21, 2001, with
                   Get.2.Net Corporation and XSource Corporation          (9)
     3.1           Articles of Incorporation, as amended               Attached
     3.2           By-Laws of the Company currently in effect             (3)
     3.3           Certificate of Designation of Series "A" Convertible
                   Preferred Stock                                        (7)
     4.1           Form of Certificate evidencing shares of Common Stock  (1)
     4.2           Form of Certificate evidencing Class A Warrants        (4)
     4.3           Form of Certificate evidencing Class B Warrants        (7)
     4.4           Form of 14% Convertible Debenture approved by Board
                   on December May 25, 2001                               (6)
     4.5           Form of 10% Convertible Debenture approved by Board
                   on May 25, 2001                                        (6)
     4.6           Form of 10% Convertible Debenture approved by Board
                   on December 6, 2001                                 Attached
     4.7 & 10.19   Stock Option Agreement dated October 5, 2001, with
                   Fun e-Business.com, Inc.                               (7)
     4.8           Form of Registration Rights Agreement dated October
                   11, 2000, for 125,000 Shares with Schedule of
                   Shareholders                                           (5)
     4.9           Description of Registration Rights for Unit Offering
                   involving Class A Warrants                             (5)
     4.10          Registration Rights Agreement dated September 20,
                   2001, with iCatcher Network, Inc.                      (7)
     4.11 & 10.20  Registration Rights Agreement dated November 8,
                   2001, with California Phones, Ltd. Partnerships
                   numbers 0 through 12, inclusive, and 14 through
                   16, inclusive                                          (7)
     4.12 & 10.21  Registration Rights Agreement dated November 8,
                   2001, with Intermountain Marketing Associates, LLC     (7)
     4.13          Registration Rights Agreement dated November 8,
                   2001, with NIBG, LLC                                   (7)
     4.14 & 10.22  Registration Rights Agreement dated November 8,
                   2001, with Ken Cheatham                                (7)
     4.15 & 10.23  Registration Rights Agreement dated November 8,
                   2001, with Don Truman                                  (7)
     4.16 & 10.24  Registration Rights Agreement dated December 21,
                   2001, with XSource Corporation                         (9)
     4.17 & 10.25  Registration Rights Agreement dated February 11,

                   2002, with Starling Securities Limited              Attached
     10.1          1998 Employee Stock Option Plan, as amended            (5)
     10.2          2000 Stock Option/Stock Issuance Plan, as amended      (7)
     10.3          Pay Telephone Services Agreement with Quantum
                   Network Services, Inc.                                 (1)
     10.4          Convertible Promissory Note dated July 1, 2000, for
                   $197,500 payable to Payphones, Inc.                    (5)
     10.5          Stock Purchase and Debt Settlement Agreement dated
                   November 8, 2001, with Intermountain Marketing
                   Associates, LLC, without attachments or schedules      (7)
     10.6          Lockup Agreement dated December 21, 2001, by and
                   between PayStar Corporation and XSource Corporation    (9)
     10.7          Promissory Note dated December 21, 2001, to XSource
                   Corporation                                            (9)
     10.8          Debt Conversion Agreement dated February 11, 2002,
                   with Starling Securities, Inc.                      Attached
     10.9          Agreement dated July 23, 2001, with Lucent
                   Technologies (contains confidential information
                   which has been redacted)                            Attached
     16.1          Letter dated May 11, 2000, from Schvaneveldt &
                   Company on change in certifying accountant             (2)
     16.2          Letter dated September 12, 2001, from Andersen
                   Andersen & Strong, L.C. on change in certifying
                   accountant                                             (8)
     21.1          List of Subsidiaries                                Attached
     23.1          Consent of Perry-Smith, LLP                         Attached

     (1) Filed with the Securities and Exchange Commission on December 30, 1999, as an exhibit with our original filing of a registration statement on Form SB-2 (SEC File No. 333-93919).
     (2) Filed with the Securities and Exchange Commission on May 11, 2000, as an exhibit with our third amended filing of the registration statement on Form SB-2 (SEC File No. 333-93919).
     (3) Filed with the Securities and Exchange Commission on December 29, 2000, as an exhibit with the current report on Form 8-K dated November 1, 2000 (SEC File No. 333-93919).
     (4) Filed with the Securities and Exchange Commission on November 13, 2000, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended September 30, 2000 (SEC File No. 333-93919).
     (5) Filed with the Securities and Exchange Commission on April 2, 2001, as an exhibit with the annual report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-32197).
     (6) Filed with the Securities and Exchange Commission on August 14, 2001, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended June 30, 2001 (SEC File No. 000-32197).

     (7) Filed with the Securities and Exchange Commission on November 19, 2001, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended September 30, 2001 (SEC File No. 000-32197).
     (8) Filed with the Securities and Exchange Commission on September 18, 2001, as an exhibit with the current report on Form 8-K dated September 11, 2001 (SEC File No. 000-32197).
     (9) Filed with the Securities and Exchange Commission on January 10, 2002, as an exhibit with the current report on Form 8-K dated December 26, 2001 (SEC File No. 000-32197).

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the issuer during the quarter ended December 31, 2001.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PayStar Corporation

Date: July 11, 2002               By: /s/ William D. Yotty
                                      William D. Yotty, Chief Executive Officer

Date: July 11, 2002               By: /s/ Harry T. Martin
                                      Harry T. Martin, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: July 11, 2002               /s/ William D. Yotty
                                  William D. Yotty, Director


Date: July 11, 2002               /s/ Clifford Goehring
                                  Clifford Goehring, Director


Date: July 11, 2002               /s/ Edward Bevilacqua
                                  Edward Bevilacqua, Director