Form 10QSB
period 2002-03-31
PAYSTAR CORP
filed 2002-08-09
CIK 1080531

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 17, 2002, there were 34,386,438 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          PAYSTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 2002
                                      (Unaudited)

                                                                           March 31, 2002
                                                                           --------------
                                         ASSETS
Current Assets:
     Cash                                                                    $    65,988
     Accounts receivable, net of allowance for doubtful account of $78,648     1,303,515
     Other receivables                                                           102,889
     Inventory                                                                    95,051
                                                                              ----------
          Total current assets                                                 1,567,443
                                                                              ----------
     Property and equipment, net (Note 4)                                      2,090,390
     Prepaid expenses                                                            228,665
     Software licensing agreement                                                150,000
     Notes receivable                                                            621,741
     Advance deposits                                                             54,915
                                                                              ----------
          Total Assets                                                       $ 4,713,154
                                                                              ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Bank overdraft                                                         $    70,850
     Accounts payable                                                         4,624,403
     Accrued compensation                                                       699,457
     Other accrued expenses (Note 5)                                          1,438,136
     Customer deposits                                                           72,459
     Accrued interest payable                                                   559,941
     Notes payable                                                              512,000
     Notes payable - related parties (Note 7)                                 1,815,992
     Capital lease payable (Note 8)                                             585,829
                                                                            -----------
          Total current liabilities                                          10,379,067
                                                                            -----------

     Notes payable to related parties (Note 7)                                   35,021
     Corporate debentures                                                       399,800
     Capital lease payable (Note 8)                                              43,023
                                                                            -----------
          Total liabilities                                                  10,856,911
                                                                            -----------
Commitments and contingent liabilities (Note 8)                                     -

Stockholders' deficit (Notes 6, 9, 11)
     Preferred stock,
          10,000,000 shares authorized at $0.001 par value;
          1,000,000 shares issued and outstanding
     Common Stock,
          100,000,000 shares authorized at $0.001 par value;
          32,351,716 shares issued and outstanding                               24,294
     Capital in excess of par value                                          13,284,272
     Accumulated deficit                                                    (19,452,323)
                                                                            -----------
          Total stockholders' deficit                                        (6,143,757)
                                                                            -----------
               Total liabilities and stockholders' deficit                 $  4,713,154
                                                                            ===========

       The accompanying notes are an integral part of these financial statements.

                         PAYSTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Months Ended March 31, 2002 and 2001
                                     (Unaudited)

                                                           March 31,        March 31,
                                                             2002             2001
                                                         ------------     ------------
Revenues                                                 $  1,017,242     $  3,060,414
Cost of sales and services                                    416,974        2,489,001
                                                          -----------      -----------
          Gross Profit                                        600,268          571,413
                                                          -----------      -----------
Other expenses:

     General and administrative                             1,197,446        1,156,171
     Depreciation                                             239,166           30,788
     Interest expense                                         144,595           96,267
     Sales expenses                                            29,567              -
                                                          -----------      -----------
                                                            1,610,774        1,283,226
                                                          -----------      -----------
Operating loss                                             (1,010,506)        (711,813)
                                                          -----------      -----------
Other income (loss)                                          (557,362)             -
                                                          -----------      -----------
Net loss before income taxes and extraordinary items       (1,567,868)        (711,813)
                                                          -----------      -----------
Extraordinary gain                                             68,048
                                                          -----------      -----------
Net loss before income taxes                               (1,499,820)
                                                          -----------      -----------
Income taxes                                                      300              -
                                                          -----------      -----------
Net loss                                                 $ (1,500,120)    $   (711,813)
                                                          ===========      ===========


Basic loss per common share:                             $      (0.05)    $      (0.09)
                                                          ===========      ===========

Share used in the calculation of basic loss
   per common share                                        30,972,111        7,741,941

      The accompanying notes are an integral part of these financial statements.

                               PAYSTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Three Months Ended March 31, 2002 and 2001
                                           (Unaudited)

                                                                     31-Mar-02      31-Mar-01
                                                                    ------------   ------------
Cash flows from operating activities:
  Net loss                                                          $(1,500,120)   $  (711,813)

  Adjustments to reconcile net loss to
   net cash used in operating activities

    Depreciation                                                        239,166         30,788
    Non cash expenses                                                   157,824
    Changes in assets and liabilities:
      Accounts receivable                                               144,231       (187,716)
      Other current receivable                                          (27,101)
      Prepaids and other                                                (61,367)        (7,392)
      Inventory                                                             -          401,299
      Accounts payable                                                1,390,602        476,610
      Other accrued expenses                                           (566,790)
      Accrued compensation                                              283,517
      Customer deposits                                                  30,494
      Accrued interest payable                                           16,173
                                                                     ----------     ----------
         Net cash provided by operating activities                     (106,629)         1,776
                                                                     ----------     ----------
Cash flows from investing activities:

  Purchase of equipment and other assets                                (79,160)      (329,353)
                                                                     ----------     ----------
         Net cash used in investing activities                          (79,160)      (329,353)
                                                                     ----------     ----------
Cssh flows from financing activities

  Decrease in bank overdraft                                           (141,259)
  Proceeds from issuance of common stock                                               103,000
  Decrease in notes payable                                             (15,000)
  Increase in notes - related parties                                    16,685
                                                                     ----------     ----------
         Net cash (used in) provided by financing activities           (139,574)       103,000
                                                                     ----------     ----------
Net decrease in cash and cash equivalents                              (112,105)      (224,577)

Cash and cash equivalents at beginning of period                        178,093        631,866
                                                                     ----------     ----------
Cash and cash equivalents at the end of period                      $    65,988    $   407,289
                                                                     ==========     ==========

Supplemental disclosure of cash flow information

  Issuance of 10,000 shares common stock for services                              $    20,000
  Issuance of 3,000,000 shares common stock for debt retirement     $   300,000
  ESOP and incentive plan stok issuances of 2,005,000 common stock  $   220,500
  Issuance of 62,500 shares of common stock for services            $    10,000


          The accompanying notes are an interal part of these financial statements.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated balance sheet as of March 31, 2002, consolidated statement of operations for the three month periods ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in PayStar's (the "Company's") Annual Report for the twelve months ended December 31, 2001 on Form 10-KSB. In the opinion of Management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the presentation in the fiscal 2002 financial statements.

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

     Principles of Consolidation

     The consolidated financial statements shown in this report include the historical operating statements of U.S. Cash Exchange, Inc.
     (subsidiary) and PayStar Communications, Inc. (subsidiary). The results of operations of other subsidiaries acquired during 2001 are included. All inter-company transactions have been eliminated.

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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Recognition of Income

     PayStar Communications Inc. - Subsidiary

     PayStar was in the business of servicing and maintaining 1,212 pay telephones for their owners, of which 897 belong to related parties until March 31, 2002. The income is recognized when the cash is collected from the payphones. The company pays the owners of the payphones a minimum monthly rental fee of $65 for each telephone, as provided by a yearly renewable contractual agreement, and a percentage of the income to the location owner.

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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Property and Equipment

     Depreciation is computed using the straight-line method over the estimated useful lives of depreciable property ranging from three to seven years. Property is recorded at cost less accumulated depreciation. Upon retirement or disposal, cost is removed from the property account and the accumulated depreciation applicable to the item disposed of are removed from accumulated depreciation. Major renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


2.   LOSS PER SHARE

     Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share includes the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the three-month periods ended March 31, 2002 and March 31, 2001 the exercise price exceeded the market price of all stock options and there was no dilution.


3.   GOING CONCERN

     The Company incurred a net loss for the quarter ended March 31, 2002 of $1,500,120. Losses incurred in prior years have contributed to a stockholders' deficit of $6,143,757. Further, current liabilities exceed current assets by $8,811,624. Accordingly, there is substantial doubt concerning the Company's ability to continue as a going concern. Management is currently in the process of (1) seeking additional funding, (2) changing its business model, (3) reducing expenses and (4) decreasing human resources. However, there can be no assurances that management's efforts to restore the Company to profitable operations will be successful.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2002 consisted of the following:

     Telecommunications equipment              $  1,488,076
     Furniture and fixtures                       1,405,700
     Software                                       193,569
     Leasehold improvements                          39,310
                                                -----------
          Total                                   3,126,655

          Less accumulated depreciation and
               amortization                      (1,036,265)
                                                -----------
          Property and equipment, net          $  2,090,390
                                                ===========


5.   OTHER ACCRUED EXPENSES

     The accrued expense liability at March 31, 2002 consisted of the following:

     Unearned revenue                          $    582,000
     Centennial/Telad (see Note 8)                  569,386
     Unit purchase deposits                         142,337
     Credit cards                                    89,834
     Other                                           54,579
                                                -----------
          Total other accrued expenses         $  1,438,136
                                                ===========


6.   STOCKHOLDERS' DEFICIT

     The Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, and related interpretations in accounting for its stock options. Accordingly, no compensation cost is recognized when the exercise price of the options issued is equal to or greater than the estimated fair value of the common stock at date of grant.

     Employee Stock Option Plan

     On November 3, 1998, and later amended, the Company adopted an employee Stock Option Plan which provides a plan for employees, officers, directors and consultants to purchase up to 1,176,000 common shares of the Company.

     Prior to December 31, 2000, 1,041,000 options to purchase 1,041,000 restricted common shares had been granted as follows: 816,000 at an option price of $1.00 per share and 225,000 at $2.00 per share. 726,000 of the options can be exercised at any time and 315,000 of the options can be exercised during 2001. For the year ended December 31, 2001, as of the date the options were granted, the fair value of the

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   STOCKHOLDERS' DEFICIT (Continued)

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

     During March 2001, key employees were issued 415,000 common shares under the Plan as bonuses. On June 13, 2001, key employees were issued 250,000 common shares under the Plan as bonuses. On July 30, 2001, directors were issued 100,000 common shares under the Plan as bonuses. On March 13, 2002, 2,005,000 common shares were issued under the Plan as bonuses to employees and to key independent contractors.

7.   RELATED PARTY TRANSACTIONS

     The Company conducts an ongoing business with a related party controlled by an officer/director of the Company, which consists of maintaining and servicing 897 pay telephones. For the quarter ended March 31, 2002, the maintenance income received totaled $85,888. For the quarter ended March 31, 2001 the maintenance income received totaled $108,004.

     Notes payable to related parties at March 31, 2002 consist of the following:

     Notes payable to related parties; unsecured; due
     on demand; non-interest bearing.                              $    91,900

     Notes payable to shareholders; unsecured; due
          in monthly installments of $3,600 including
          interest at the bank's prime rate plus 3.25%
          (7.75% at March 31, 2002).                                    77,283

     Notes payable to related parties; various notes
          secured by revenues from telecommunications
          and equipment, due on various dates beginning
          April 2000 through July 2001, interest at 13.35%
          per year.                                                  1,363,330

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RELATED PARTY TRANSACTIONS (Continued)

     Notes payable to related parties; various notes
          secured by revenues from telecommunications
          and equipment, due on various dates from
          December 1999 through September 2000,
          interest at 13.35% per year.                             $   318,500
                                                                    ----------
               Total                                                 1,851,013

     Less amount due within one year                                 1,815,992
                                                                    ----------
     Notes payable to related parties due after
          one year.                                                $    35,021
                                                                    ==========


8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments

     Operating Leases

     The Company has office leases covering 12,500 square feet of space and warehouse facility leases covering 6,800 square feet with an annual lease amount of $216,743 through December 2003. Additionally, the Company leases office equipment under operating leases through 2005.

     Capital Leases

     The company is not in compliance with the covenants included in certain capital lease agreements. Accordingly, the present value of the remaining future lease payment for those leases in default totaling $459,739 has been recorded as a current capital lease obligation.

     Purchase Commitments

     The Company has entered into numerous agreements for the rental of cashless ATMs and other equipment. Under the terms of the rental agreements, the owner may elect to sell the equipment of the Company at the end of the rental period with 180 days advance notice. The Company is then obligated, to repurchase the equipment at an agreed-upon price. Upon timely receipt of the owner's intention to sell, the Company records a liability for the agreed-upon purchase price of the equipment. As of March 31, 2002, none of the equipment owners had notified the Company of their intention to sell their equipment; accordingly, no liability has been recorded.

     In connection with a certain software licensing agreement, the Company had commitments to purchase inventory, of which a portion remains unpurchased at March 31, 2002. As a result, the Company may be required to invest funds in excess inventory, or sell the excess inventory, perhaps at a loss. Under the agreement, the

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     Company has been given a discount on the purchase price of the inventory. Failure to purchase the remaining inventory could cause a termination of the entire licensing agreement. The Company has indicated that the licensor remains flexible and has not terminated the contract as of the date of this report.

     Contingencies

     In connection with the acquisition of Fun e-business, the Company issued 1,000,000 shares of common stock at $1.08 per share. The Agreement for the purchase and sale of certain assets contains an "attachment of consideration" which states that if any of the 1,000,000 shares of PayStar common stock is transferred, assigned, attached or encumbered before December 31, 2002, then all 1,000,000 shares of the PayStar common stock will be redeemable by PayStar for $0.01 per share, or $10,000.

     In connection with the acquisition of iCatcher Network, Inc., the Company is contingently subject to an additional payment. In the event that the average price of the Company's common stock for period from the closing date until 13 months following should fall below $1 per share, the Company will pay to the former owners of iCatcher the difference between the actual selling price per share and $1.

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

     The Oklahoma Department of Securities has alleged that the offer, sale and leaseback of the cashless ATM machines in the State of Oklahoma constitutes the offer and sale of a security. In July 2000, the Company agreed to an order of the Department of Securities without admitting or denying any of the findings of fact or conclusions of law reached by the department. The order provides that the parties will cease and desist and repurchase the equipment, plus 10% interest. There were eleven purchasers who paid a total of approximately $268,000 for the cashless ATM machines in the State of

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

     PayStar Communications, Inc. gave an unconditional guarantee of a loan obtained by Telad International, Inc. in the amount of $500,000. When Telad filed a Chapter 11 petition on October 17, 2001 the bank filed a demand for the $500,000 and later obtained a judgment for this amount. A contingency of $569,386 has been recorded to cover this event.


9.   EXTRAORDINARY ITEMS

     In March 2002, the Company reached agreement with Starling Securities Limited to retire the aggregate amount of principal and interest previously recorded pursuant to a note payable in the amount of $356,811. Accordingly, the gain associated with the debt forgiven has been recognized as an extraordinary item in the financial statements for the quarter ended March 31, 2002.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SEGMENT INFORMATION

     Segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary accounting policies.

                    For the Quarter Ended, March 31, 2002
                                                                 Gross
                                    Revenue     Cost of Sales    Profit
                                    -------     -------------    ------
          Telephone servicing     $  222,111      $ 108,079     $ 114,032

          Scrip machine sales
            and servicing         $  356,148      $  29,586     $ 326,562

          Switch sales and
            servicing             $  141,438      $  49,621     $  91,817

          Other                   $  297,545      $ 229,688     $  67,857
                                   ---------       --------      --------
               TOTAL              $1,017,242      $ 416,974     $ 600,268
                                   =========       ========      ========


                    For the Quarter Ended, March 31, 2001
                                                                 Gross
                                    Revenue     Cost of Sales    Profit
                                    -------     -------------    ------
          Telephone servicing     $1,016,088     $1,106,520     $(90,432)

          Scrip machine sales
            and servicing         $1,683,694     $  978,752     $704,942

          Other                   $  360,632     $  403,729     $(43,097)
                                   ---------      ---------     --------
               TOTAL              $3,060,414     $2,489,001     $571,413
                                   =========      =========      =======

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  SUBSEQUENT EVENT

     On May 3, 2002 the Board of Directors authorized the issuance of a $3,000,000, 10% Convertible Debenture, with a minimum amount of $25,000. The Debenture offering was for a term of either 9-months or 2-years.
     The debentures are convertible into shares of PayStar Corporation common stock upon maturity of the debenture at $.25 per share. The offering will terminate on October 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

The first quarter 2002 was a continuation of our paradigm shift from legacy products such as payphones and cashless ATMs, to a Virtual Global Network
(VGN) of enabling devices.  Our VGN is divided into four business units:

     *    Cashless Teller Machines (CTMs)
     * Wholesale carrier services, switch equipment and software application
     *    Prepaid ATM/debit card services; and
     *    Internet Kiosks

The major shifts occurred in our management of both pay telephones and cashless teller machines.

The pay telephone industry revenues continued to deteriorate. Management believes the downslide was due to the rapid increase in individuals using cellular phones and, more specifically, the refusal of major long distance companies to pay private payphone owners the mandated compensation ordered by FTC regulators. This caused nearly a 50% decline in our payphone revenues in just two short years. As a prudent business decision, management was compelled to re-evaluate our current business practices relating to pay telephone operations and concluded we could not sustain a viable business and continue to service the payphone owners at the current levels. Management believed that if the owners dealt directly with a smaller company capable of servicing their units, there might be an opportunity for them to earn profits by eliminating our large overhead. This transition to another service company was commenced in November 2001 and concluded as of May 1, 2002. We are no longer in the pay telephone management business.

A similar situation arose in our CTM management business unit. The market place experienced an increase in cash dispensing ATMs, which affected our business model. This lead to a situation in which approximately a third of all CTMs under management were located at non-performing or under-performing locations.

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

These options were initially disclosed to the CTM owners in January 2002 and the process will not be completed until a registration statement filed with the Securities and Exchange Commission and state securities agencies is declared effective. We anticipate filing a registration statement in August 2002.

As a result of the decreased revenues from the CTM operations, we were unable to pay the required service agreement fees to the CTM owners since approximately September 2001. As a result, a number of CTM owners have filed complaints against us, either in court or with regulators. We estimate that the unpaid amount is approximately $725,000.

The shift from legacy products to VGN has been aided by:

Wholesale Carrier Services, Switching Equipment and Software Applications. With the acquisition of SHS Communication, Inc and Position Industries, Inc. we have been able to make an entry into the switch marketplace. SHS is a premier hardware and applications software provider, specifically targeting the prepaid calling card retail market; public and private telephone companies; cellular service providers, both domestic and international; and the wholesale carrier resale market. The current revenue stream comes from sales of prepaid calling card switching platforms, carrier resale of domestic and long distance, service and maintenance support of existing systems, and a unique new switch co-location product called "shared hosting services."

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

Internet Kiosks.   With the acquisition of assets from Fun e-Business we
were able to enter the business of a full-service provider of Internet kiosks. The kiosks will allow public access to entertainment and Internet communications on a pay-per-use basis. On November 2, 2001, we completed the acquisition of the assets from Fun e-Business into PayStar InfoStations, Inc.

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

We have a limited operating history on which to base an evaluation of our business and prospects. The investor must also consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as prepaid ATM/Debit card services and Internet kiosks. Such risks for us include, but are not limited to, an evolving and unpredictable business model and human resource growth. To address these risks, we must, among other things, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure stockholders that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Revenue decreased by approximately 67% from $3,060,000 for the quarter ended March 31, 2001 to $1,017,000 for the quarter ended March 31, 2000. Revenue from the payphone subsidiary decreased from $1,113,000 to $299,000 for the quarters ended March 31, 2001 and 2002 respectively. The revenue also decreased from our CTM subsidiary from $1,684,000 to $409,000 for the quarters ended March 31, 2001 to 2002. The revenue decreased from our SHS division from $213,000 in the quarter ended March 31, 2001 to $150,000 for the quarter ended March 31, 2002. The remainder of the revenue for the quarter ended March 31, 2002 of $159,000 was derived from acquisitions that we made in 2001.

The cost of sales and services decreased as a percentage of sales from 81% in the quarter ended March 31, 2001 to 41% in the quarter ended March 31, 2002. This is due to the revenue mix in 2002 consisting mainly of monthly recurring charges and in high margin equipment sales, therefore our cost of sales and services have decreased.

Our general and administrative expenses increased from $1,156,000 in the quarter ended March 31, 2001 to $1,197,446 in the quarter ended March 31, 2002. The factors attributable to this rise are: (1) salary expense for personnel of acquired companies, approximately $125,000; and (2) stock grants to employees and consultants, approximately $221,000. The Company has taken measures in reducing staff from a high of 75 employees to its current staffing of 36 employees. The reduction in force commenced in September 2001 and resulted in a $260,000 reduction in compensation expenses as compared to March 31, 2001. Other reductions in the quarter ended March 31, 2002 were in travel/entertainment and office expense.

With the addition of payphone assets, acquired through acquisitions throughout 2001, and the purchase of a switch the depreciation expense increased from $31,000 in the quarter ended March 31, 2001 to $239,000 in the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCE

As of March 31, 2002 we had $65,988 in cash. Our operating activities generated a positive cash flow of $106,629 for the quarter ended March 31, 2002. The cash used from investing activities of $79,160 was used for the purchase of equipment and other assets. Our financing activities used cash of $139,574 as of March 31, 2002.

Our future capital requirements will depend on numerous factors, including:
     *    Ability to succeed in the prepaid ATM/debit cards marketplace.
     *    An increase in placing and managing Internet kiosks.
     *    Greater efficiency of operations
     *    Increase in the acquisition of CTMs

We expect to generate sufficient working capital to sustain our operations as well as seeking capital funding from future private and public financing.

RISK FACTORS AFFECTING RESULTS OF OPERATION AND FINANCIAL CONDITION

The following financial issues could affect or prevent us from achieving financial and administrative stability:

     * Ability to effectively manage our working capital, including accounts receivable and inventory;
     * Capacity to raise additional capital, as required, on acceptable terms and on a timely basis;
     *    Generate sufficient cash to expand our business;
     *    Maintain our securities designation on the OTC Bulletin Board;
     *    Attract and retain talented employees and key executive officers;
     * Manage administrative, technical or operational issues presented by our expansion.

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

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about July 18, 2002, we received an inquiry from the Missouri Securities Division requesting information about the offer or sale by PayStar Communications, Inc., our wholly owned subsidiary, of participation in telephone equipment lease options to Missouri residents. The requested information must be submitted to the securities division by August 10, 2002.

On December 1, 2001, a complaint was filed against us by Centennial Bank, an Oregon state-chartered bank, in the Circuit Court of the State of Oregon for Lane County (Case No. 16-01-23547). In June 1999 Telad International, Inc. executed a promissory note in favor of Centennial Bank in the principal amount of $1,450,000. In March 2001 we executed a guarantee in favor of Centennial Bank in the maximum amount of $500,000 for the promissory note. This guarantee was provided by us as part of a proposed transaction to purchase pay telephones from Telad. The transaction was never finalized. Telad subsequently defaulted on the promissory note, filed for protection under federal bankruptcy laws, and on or about March 27, 2002, Centennial Bank obtained a judgment against us in the amount of $569,387. The judgment holder has turned collection of the judgment over to a collection agency.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2002, the following securities were sold by us without registering the securities under the Securities Act:

     * In February 2002 we issued 3,000,000 shares of our common stock to Starling Securities Limited. These shares were issued in a transaction whereby Starling Securities converted an outstanding promissory note in the principal amount of $300,000 into the shares. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Starling Securities represented that it was an accredited investor as defined in Rule 501 of Regulation D. Starling Securities also delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Management of Starling Securities represented to us that the company had not entered into the asset purchase transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Management also represented that it had received copies of our annual report on Form 10-KSB for the year ended December 31, 2000, our quarterly reports on Form 10-QSB for 2001, and our other filings with the Commission since December 31, 2000. Management further represented that it had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

     * During the first quarter of 2002, we issued secured promissory notes to a single investor for a total of $285,000. All of the notes have been paid in full. Management believes the lender was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act. The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors.
          Management believes the investor was accredited as defined in Rule 501 of Regulation D. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.
          No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On July 1, 2000, we issued a promissory note to Payphones, Incorporated in connection with the purchase of pay telephones acquired from this entity. The principal amount of the note was $197,500, with interest of 10% per annum. The note was due April 1, 2001, and we are delinquent in the payment of principal and interest on this promissory note. As of July 19, 2002, we owed $197,500 in principal on the note and approximately $42,719 in interest. Management disputes the amount of the note based upon the lack of performance of the pay telephones acquired from Payphones, Incorporated and intends to defend any legal action brought to collect the full amount of the note.

Beginning third quarter 2001 and through the quarter ended March 31, 2002, PayStar Communications, Inc. and U.S. Cash Exchange, Inc., two of our wholly owned subsidiaries, did not make required payments to the owners of cashless teller machines ("CTMs") and pay telephones. For this period the unpaid amounts due under the CTM agreements totaled $725,000 and the amounts due under the pay telephone agreements totaled $225,000. In addition, we did not make payments totaling approximately $180,000 to the pay telephone site owners during the same periods.

From approximately March 1999 to August of 2000 we borrowed approximately $2,220,000 from Intermountain Marketing Associates LLC, a Utah limited liability company owned, controlled, and managed by Thomas Howell, one of our 5% shareholders. These loans were due and payable beginning approximately April 2000 through approximately July 2001, and bore interest at 13.35%. In November 2001 we entered into an agreement to settle $848,712 of this debt by having a third party transfer 1,000 pay telephones to Intermountain Marketing Associates. As of the filing date of this report, the pay telephones had not been transferred and the debt was still outstanding. Also in November 2001 we entered into agreements to settle $150,000 of this debt by purchasing and transferring to Intermountain Marketing Associates 100 script ATM machines and to settle approximately $340,000 of this debt by purchasing and transferring 100 Internet kiosks to it. As of the date of the filing of this report, neither the script ATM units nor the Internet kiosks had not been acquired by us and the debt was still outstanding. In a related transaction, we issued 1,000,000 shares of our Series "A" Convertible Preferred Stock to Intermountain Marketing Associates for which we obtained forgiveness of approximately $498,450 in debt owed. At July 25, 2002, the approximate date of the filing of this report, we were in default in the amount of $1,837,162 owed to Intermountain Marketing Associates, including an arrearage of approximately $1,363,330 in principal and approximately $473,832 in interest.

In March 2001 we acquired NCS-Network Communications Solutions, LLC and assumed approximately $383,278 in debt which was owed to NIBG, LLC, a Utah limited liability company owned, controlled, and managed by Michele Howell, the wife of Thomas Howell, one of our 5% shareholders. In November 2001 we entered into an agreement to settle this debt by issuing 550,000 shares of our common stock to NIBG. As of the filing date of this report, the debt was still outstanding. At July 25, 2002, we were in default in the amount of $383,278, including an arrearage of approximately $318,500 in principal and approximately $64,778 in interest.

ITEM 5.   OTHER INFORMATION

Stock Purchase

During the months of April and May 2002 PayStar Corporation sold a total of 1,000,000 common shares and 1,000,000 Class A warrants to Payload LLC for gross proceeds of $100,000. The shares and warrants were issued at $.10 per unit and are restricted securities pursuant to Rule 144 under the Securities Act of 1933. The shares also carry piggyback rights. The warrants are exercisable at $.25 a share. The warrants can be exercised one year after issuance and expire two years after issuance. The transaction was completed in May 2002.

Sale of Payphones

On May 1, 2002, we completed the sale of all of the remaining installed pay telephones owned by us to Quantum Network Services. We retain a number of pay telephones which are not installed and are in inventory. Quantum is owned and controlled by William D. Yotty, our chief executive officer and a director, and Clifford Goehring, a director. The sale is subject to board approval. The sale price of the payphones was $65,200.

Assumption of Notes

In lieu of interest due Intermountain Marketing Associates, an entity controlled by Thomas Howell, a 5% shareholder, from October 1, 2001 to present, PayStar Corporation has agreed to assume two notes, with principal due of $160,000. It is anticipated that this transaction will be completed during the third quarter of 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
               99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.
               99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 2002: On January 10, 2002, we filed a current report on Form 8-K to describe an acquisition of assets under Item 2 of the report. This transaction involved the purchase of all of the outstanding shares of Get.2.Net Corporation from its parent company, XSource Corporation.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PayStar Corporation

Date: August 9, 2002                By /s/ William D. Yotty
                                    William D. Yotty, Chief Executive Officer

Date: August 9, 2002                By /s/ Harry T. Martin
                                    Harry T. Martin, Chief Financial Officer
                                    and Principal Accounting Officer