Form 10QSB
period 2002-06-30
PAYSTAR CORP
filed 2002-09-11
CIK 1080531

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 6, 2002, there were 36,121,436 shares of the Registrant's Common Stock outstanding.

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAYSTAR CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 2002
                                        (Unaudited)


                                          ASSETS

Current assets:
     Cash                                                                      $      11,440
     Accounts receivable, net of allowance for doubtful accounts of $185,783         504,584
     Other receivables                                                               112,373
     Inventory                                                                        69,234
                                                                                ------------
          Total current assets                                                       697,631
                                                                                ------------
     Property and equipment, net (Note 4)                                          2,171,085
     Prepaid expenses                                                                215,845
     Software licensing agreement                                                    150,000
     Notes receivable                                                                531,165
     Advance deposits                                                                 23,450
                                                                                ------------
          Total assets                                                         $   3,789,176
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank overdraft                                                            $     147,391
     Accounts payable                                                              4,648,552
     Accrued compensation                                                            957,676
     Other accrued expenses (Note 5)                                               1,223,028
     Customer deposits                                                               117,412
     Accrued interest payable                                                        563,392
     Notes payable                                                                   538,152
     Notes payable - related parties (Note 7)                                      1,793,677
     Capital lease payable (Note 8)                                                  581,926
                                                                                ------------
          Total current liabilities                                               10,571,206
                                                                                ------------
     Notes payable to related parties (Note 7)                                        35,021
     Corporate debentures                                                            419,800
     Capital lease payable (Note 8)                                                   43,023
                                                                                ------------
          Total liabilities                                                       11,069,050
                                                                                ------------
Commitments and contingent liabilities (Note 8)                                          -

Stockholders' deficit (Notes 6, 9, 11)
     Preferred stock,
          10,000,000 shares authorized at $0.001 par value;
          1,000,000 shares issued and outstanding
     Common stock,
          100,000,000 shares authorized, at $0.001 par value;
          32,164,216 shares issued and outstanding                                    24,394
     Capital in excess of par value                                               13,384,172
     Accumulated deficit                                                         (20,688,440)
                                                                                ------------
          Total stockholders' deficit                                             (7,279,874)
                                                                                ------------
          Total liabilities and stockholders' deficit                          $   3,789,176
                                                                                ============

         The accompanying notes are an integral part of these financial statements.

                                 PAYSTAR CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                       For the three and six months ended June 30, 2002 and 2001
                                             (Unaudited)

                                                               Three Months                       Six Months
                                                       June 30, 2002   June 30, 2001     June 30, 2002   June 30, 2001
                                                       -------------   -------------     -------------   -------------
Revenues                                               $    484,594    $  5,295,599      $  1,501,836    $  8,356,013
Cost of sales and services                                  307,445       3,273,084           724,419       5,762,085
                                                        -----------     -----------       -----------     -----------
          Gross profit                                      177,149       2,022,515           777,417       2,593,928
                                                        -----------     -----------       -----------     -----------
Other expenses:
     General and administrative                           1,059,022       2,030,786         2,256,307       3,186,957
     Depreciation                                           121,834          45,048           360,999          75,836
     Interest expense                                       194,330         105,885           338,869         202,152
     Sales expenses                                          31,304             -              60,871             -
                                                        -----------     -----------       -----------     -----------
          Total other expenses                            1,406,490       2,181,719         3,017,046       3,464,945
                                                        -----------     -----------       -----------     -----------
Operating loss                                           (1,229,341)       (159,204)       (2,239,629)       (871,017)
                                                        -----------     -----------       -----------     -----------
Other income (loss)                                          (6,994)            -            (564,356)            -
                                                        -----------     -----------       -----------     -----------
Net loss before income taxes and extraordinary items     (1,236,335)       (159,204)       (2,803,985)       (871,017)
                                                        -----------     -----------       -----------     -----------
Extraordinary gain                                              -               -              68,048             -
                                                        -----------     -----------       -----------     -----------
Net loss before income taxes                             (1,236,335)       (159,204)       (2,735,937)       (871,017)
                                                        -----------     -----------       -----------     -----------
Income taxes                                                    -               -                 300             -
                                                        -----------     -----------       -----------     -----------
Net loss                                               $ (1,236,335)   $   (159,204)     $ (2,736,237)   $   (871,017)
                                                        ===========     ===========       ===========     ===========


Basic loss per common share:                           $      (0.04)   $      (0.02)     $      (0.09)   $      (0.10)
                                                        ===========     ===========       ===========     ===========

Shares used in the calculation of
  basic loss per common share                            30,866,171       8,939,957        30,866,171       8,939,957

                      The accompanying notes are an integral part of these financial statements.

                                PAYSTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the six months ended June 30, 2002 and 2001
                                            (Unaudited)

                                                                      June 30, 2002   June 30, 2001
                                                                      -------------   -------------
Cash flows from operating activities:
  Net loss                                                            $ (2,736,237)   $   (871,017)

  Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation                                                          360,999          75,836
     Non cash expenses                                                     153,060
     Changes in assets and liabilities:
       Accounts receivable                                                 997,153      (1,475,334)
       Prepaids and other                                                  (17,082)        (10,838)
       Inventory                                                            25,817         709,948
       Accounts payable                                                  1,414,751         723,311
       Other accrued expenses                                             (781,898)
       Accrued compensation                                                541,736
       Customer deposits                                                    75,447
       Accrued interest payable                                             19,624
                                                                       -----------     -----------
          Net cash (used in) provided by operating activities               53,370        (848,094)
                                                                       -----------     -----------
Cash flows from investing activities:

  Purchase of equipment and other assets                                  (276,924)       (210,541)
                                                                       -----------     -----------
          Net cash used in investing activities                           (276,924)       (210,541)
                                                                       -----------     -----------
Cash flows from financing activities:

  Decrease in bank overdraft                                               (64,718)
  Proceeds from issuance of common stock                                   100,000         772,046
  Decrease in notes payable                                                 46,173
  Increase in notes - retaled parties                                      (40,651)
  Decrease in leases payable                                                (3,903)
  Proceeds from issuance of corporate debenture                             20,000
                                                                       -----------     -----------
          Net cash (used in) provided by financing activities               56,901         772,046
                                                                       -----------     -----------
Net decrease in cash and cash equivalents                                 (166,653)       (286,589)

Cash and cash equivalents at beginning of period                           178,093         631,866
                                                                       -----------     -----------
Cash and cash equivalents at the end of period                        $     11,440    $    345,277
                                                                       ===========     ===========


Supplemental disclosure of cash flow information

  Issuance of 915,000 shares common stock for services                                $    366,000
  Issuance of 3,000,000 shares common stock for debt retirement       $    300,000
  ESOP and incentive plan stock issuances of 2,005,000 common stock   $    220,500
  Issuance of 62,500 shares of common stock for services              $     10,000

            The accompanying notes are an integral part of these financial statements.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated balance sheet as of June 30, 2002, the consolidated statement of operations for the three and six month periods ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in PayStar's (the "Company's") Annual Report for the twelve months ended December 31, 2001 on Form 10-KSB. In the opinion of Management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

     Effective January 1, 2001, the Company completed the purchase of the assets of NCS, Inc., by the issuance of 150,000 shares of common stock and 150,000 Class A Warrants, and the assumption of debt and accrued interest of $383,278 due during the coming year, including interest at 13.25%. Goodwill of $687,288 and assets of $33,540 were recorded from the purchase. This business ceased operations as of May 31, 2002. Results of operations of the subsidiary have been included in the consolidated statement of operations since the date of purchase.

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

     Recognition of Income

     PayStar Communications Inc. - Subsidiary

     The Company recognizes revenue at the point cash is collected from payphones by a third party management company and received.

     U.S. Cash Exchange, Inc. - Subsidiary

     The Company recognizes revenue at the point that the clearinghouse has collected residual income from ATM Scrip machines transactions.

     SHS Communications, Inc. - Subsidiary

     The Company recognizes maintenance revenue as earned or on a contract basis, usually monthly. Telephone switch "condo" rental revenue is recognized on a monthly basis as earned for the life of the contract. Telephone switch equipment sales are recognized at the signing of the contract.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PayStar InfoStations, Inc. - Subsidiary

     The Company recognizes revenue as transactions are processed through the internet kiosks and funds are received.

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

     Recent Accounting Developments

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations: and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company adopted FAS 141 and 142 with respect to existing goodwill on January 1, 2002. Management believes the adoption of these Statements will not have a significant impact on the Company's financial positions, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143") "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Asset retirement obligations will be initially measured at fair value. These obligations will be discounted and accretion expense will be recognized using the credit adjusted risk-free interest rate. The Company adopted FAS 143 on January 1, 2003. The Company is assessing the impact FAS 143 will have on its financial statements.

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company adopted FAS 144 on January 1, 2002. The Company is assessing the impact FAS 144 will have on its financial statements.


2.   LOSS PER SHARE

     Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share includes the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the six month periods ended June 30, 2002 and June 30, 2001 the exercise price exceeded the market price of all stock options and there was no dilution.


3.   GOING CONCERN

     The Company incurred a net loss for the six months ended June 30, 2002 of $2,736,237. Losses incurred in prior years have contributed to a stockholders' deficit of $7,279,874. Further, current liabilities exceed current assets by $9,873,575. Accordingly, there is substantial doubt concerning the Company's ability to continue as a going concern. Management is currently in the process of (1) seeking additional funding, (2) changing its business model, (3) reducing expenses and (4) decreasing human resources. However, there can be no assurances that management's efforts to restore the Company to profitable operations will be successful.


4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 consisted of the following:

     Telecommunications equipment                            $ 1,561,481
     Furniture and fixtures                                    1,473,824
     Software                                                    254,569
     Leasehold improvements                                       39,310
                                                              ----------
            Total                                              3,329,184

            Less accumulated depreciation and amortization    (1,158,099)
                                                              ----------
     Property and equipment, net                             $ 2,171,085
                                                              ==========

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   OTHER ACCRUED EXPENSES

     The accrued expense liability at June 30, 2002 consisted of the following:

     Unearned revenue                                        $   457,425
     Centennial/Telad (see Note 8)                               569,387
     Unit purchase deposits                                      142,338
     Other                                                        53,579
                                                              ----------
          Total other accrued expenses                       $ 1,223,028
                                                              ==========

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


7.   RELATED PARTY TRANSACTIONS

     The Company conducts an ongoing business with a related party controlled by an officer/director of the Company, which consists of maintaining and servicing 696 pay telephones. For the three and six month periods ended June 30, 2002, the maintenance income received totaled $25,856 and $111,960. For the three and six month periods ended June 30, 2001 the maintenance income received totaled $176,004 and $311,888.

     Notes payable to related parties at June 30, 2002 consist of the following:

     Notes payable to related parties; due on demand;
     non-interest bearing                                    $    91,900

     Notes payable to shareholders; unsecured; due in
     monthly installments of $3,600 including interest
     at the bank's prime rate plus 3.25% (7.75% at
     June 30, 2002).                                              54,968

     Notes payable to related parties; various notes
     secured by revenue from telecommunications and
     equipment, due on various dates beginning April 2000
     through July 2001, interest at 13.35%                     1,363,330

     Notes payable to related parties; various notes
     secured by revenues from telecommunications and
     equipment, due on various dates from December 1999
     through September 2000, interest at 13.35% per year.        318,500
                                                              ----------
          Total                                                1,828,698

          Less amount due within one year                      1,793,677
                                                              ----------
     Notes payable to related parties due after one year     $    35,021
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

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     Capital Leases

     The company is not in compliance with the covenants included in certain capital lease agreements. Accordingly, the present value of the remaining future lease payment for those leases in default totaling $456,742 has been recorded as a current capital lease obligation.

     Purchase Commitments

     The Company has entered into numerous agreements for the rental of cashless ATMs and other equipment. Under the terms of the rental agreements, the owner may elect to sell the equipment of the Company at the end of the rental period with 180 days advance notice. The Company is then obligated, to repurchase the equipment at an agreed-upon price. Upon timely receipt of the owner's intention to sell, the Company records a liability for the agreed-upon purchase price of the equipment. As of June 30, 2002, none of the equipment owners had notified the Company of their intention to sell their equipment; accordingly, no liability has been recorded.

     In connection with a certain software licensing agreement, the Company had commitments to purchase inventory, of which a portion remains unpurchased at June 30, 2002. As a result, the Company may be required to invest funds in excess inventory, or sell the excess inventory, perhaps at a loss. Under the agreement, the Company has been given a discount on the purchase price of the inventory. Failure to purchase the remaining inventory could cause a termination of the entire licensing agreement. The Company has indicated that the licensor remains flexible and has not terminated the contract as of the date of this report.

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


9.   EXTRAORDINARY ITEMS

     In March 2002, the Company reached agreement with Starling Securities Limited to retire the aggregate amount of principal and interest previously recorded pursuant to a note payable in the amount of $356,811. Accordingly, the gain associated with the debt forgiven has been recognized as an extraordinary item in the financial statements for the six months ended June 30, 2002.


10.  SEGMENT INFORMATION

     Segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary accounting policies.

                                      For the quarter ended, June 30, 2002

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing     $  92,787       $ 126,307        $ (33,520)
          Scrip machine sales
            and servicing           180,092          34,993          145,099
          Switch sales and
            servicing               198,539          68,025          130,514
          Other                      13,176          78,120          177,149
                                   --------        --------         --------
               TOTAL              $ 484,594       $ 307,445        $ 177,149
                                   ========        ========         ========


                                     For the six months ended, June 30, 2002

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $  392,307       $ 325,901        $  66,406
          Scrip machine sales
            and servicing           588,682          48,009          540,673
          Switch sales and
            servicing               348,532         117,582          230,950
          Other                     172,315         232,927          (60,612)
                                  ---------        --------         --------
               TOTAL             $1,501,836       $ 724,419        $ 777,417
                                  =========        ========         ========

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SEGMENT INFORMATION (Continued)

                                       For the quarter ended, June 30, 2001

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $ 1,642,212     $ 1,730,376      $   (88,164)
          Scrip machine sales
            and servicing          2,159,847       1,030,093        1,129,754
          Switch sales and
            servicing              1,448,743         401,685        1,047,058
          Other                       44,797         110,930          (66,133)
                                  ----------      ----------       ----------
               TOTAL             $ 5,295,599     $ 3,273,084      $ 2,022,515
                                  ==========      ==========       ==========


                                     For the six months ended, June 30, 2001

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $ 2,755,194     $ 2,903,324      $  (148,130)
          Scrip machine sales
            and servicing          3,843,541       2,008,847        1,834,696
          Switch sales and
            servicing              1,732,669         469,822        1,262,847
          Other                       24,609         380,092         (355,483)
                                  ----------      ----------       ----------
               TOTAL             $ 8,356,013     $ 5,762,085      $ 2,593,930
                                  ==========      ==========       ==========

10.  SUBSEQUENT EVENT

     On June 29, 2002, the Company entered an agreement to sell 2,222,222 shares of common stock for an aggregate purchase price of $200,000. Subsequent to June 30, 2002, the stock was issued upon receipt of the agreed upon consideration. Concurrent with the stock sale agreement, certain officers and shareholders of the Company entered into a put and call agreement with the stock purchase described above. Under the terms of the agreement, the officers/shareholders are required to repurchase the shares at a specified stock price upon notification. The shareholders/officers may also repurchase the shares at an agreed upon price at their sole discretion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

     The second quarter 2002 was a continuation of our paradigm shift from legacy products such as payphones and cashless ATMs, to a Virtual Global Network (VGN) of enabling devices. Our VGN is divided into four business units:

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

     These options were initially disclosed to the CTM owners in January 2002 and the process will not be completed until a registration statement filed with the Securities and Exchange Commission and state securities agencies is declared effective. We anticipate filing a registration statement in September 2002.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     The six-month year to date consolidated revenues decreased by 82% or $6,854,000 when comparing June 30, 2002 to June 30, 2001. Revenue from the
(a) payphone subsidiary decreased $2,363,000, (b) CTM subsidiary decreased $3,255,000, and (c) SHS division decreased $1,313,000. The remainder of the revenue, and increase of $77,000, was derived from acquisitions that were made in 2001.

     The six-month year to date consolidated cost of sales and services decreased as a percentage of sales from 69% to 48% when comparing June 30, 2002 to June 30, 2001. This is due to the revenue mix in 2002 consisting mainly of monthly recurring charges and in high margin equipment sales.

     Our sales and general and administrative costs decreased for the six-month period ending June 30, 2002, as compared to June 30, 2001, by 27% or $870,000. The factors attributed to this decrease are (a) salary expense, $480,000, (b) professional fees, $290,000, (c) stock grants, $82,000 and
(d) the balance from travel and entertainment, and office expense.

     With the addition of payphone assets, acquired through acquisitions throughout 2001 and the purchase of a switch, the depreciation expense increased by $285,000 when comparing year-to-date June 30, 2002 to June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002 we had $11,000 in cash. Our operating activities generated a negative cash flow of $53,000 for the quarter ended June 30, 2002. The cash used in investing activities of $277,000 was used for the purchase of equipment and other assets. Our financing activities provided cash of $57,000 as of June 30, 2002.

     Our future capital requirements will depend on numerous factors, including:

     *    Ability to succeed in the prepaid ATM/debit cards marketplace.
     *    An increase in placing and managing Internet kiosks.
     *    Greater efficiency of operations.
     *    Increase in the acquisition of CTMs.

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

                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 28, 2002, a complaint was filed by XSource Corporation, a Delaware corporation, in the State of California, in the Los Angeles County Superior Court (Case No. BC280568), against PayStar Corporation and PayStar InfoStations, Inc. in connection with the alleged breach of the agreement dated December 21, 2001, with XSource for the sale of Get2Net

Corporation, the wholly owned subsidiary of XSource, to PayStar InfoStations. The agreement provided, among other items, for the payment by PayStar InfoStations of $50,000 in cash to XSource and the guaranteed payment by PayStar InfoStations of $572,000 to certain specified creditors of Get2Net. The complaint alleges that PayStar InfoStations failed to satisfy either obligation. XSource is seeking damages in the amount of $622,000 from PayStar Corporation and PayStar InfoStations. In the alternative, XSource is requesting the court to grant judgment in the amount of $50,000 in cash and to enforce the terms of the agreement requiring PayStar Corporation to transfer and deliver shares in PayStar Corporation equal in value to the sum of $572,000 to XSource. Neither PayStar Corporation nor PayStar InfoStations has filed an answer to the complaint which is due on or before approximately October 4, 2002.

     On July 11, 2002, a complaint was filed in the State of California, in the Riverside County Superior Court (Case No. 378041), against PayStar Communications, Inc. by approximately 21 owners of approximately 133 pay telephones. In the first cause of action the complaint alleges that PayStar breached its service agreements with the plaintiffs by failing to pay or distribute the monies earned from the use of the pay telephones since August 2002, and that only 101 of the 133 pay telephones have been accounted for by PayStar. As a result the plaintiffs claim damages in the amount of $208,000 for the unaccounted pay telephones and an amount to be determined at trial for the lost revenue from the phones. The second cause of action alleges that PayStar converted the 32 unaccounted pay telephones for its own use, for which it owes plaintiffs $208,000, and that the conversion was willful, wanton, malicious, and oppressive, justifying the awarding of exemplary and punitive damages. The third cause of action alleges that in connection with the service of the pay telephones, PayStar is indebted to the plaintiffs in an amount to be proven at trial for money had and received by PayStar for the use and benefit of the plaintiffs. PayStar has filed an answer to the complaint generally denying all of the causes of action alleged by the plaintiffs.

     On August 5, 2002, the case filed by Twilight Resources and others against the various PayStar entities and individuals in superior court (Superior Court of Washington, County of Spokane; No. 02201408-3) was dismissed with prejudice based upon plaintiff's motion to dismiss for improper venue. On March 11, 2002, the case filed by Twilight Resources and others against the various PayStar entities and individuals in district court (District Court of Washington, County of Spokane; No. 22042481, previously disclosed in our annual periodic report in error as No. 22042431) was dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2002, the following securities were sold by us without registering the securities under the Securities Act:

     * In April and May 2002 we sold a total of 1,000,000 units, each unit consisting of one share of common stock and one Class C Warrant. The unit price was $0.10 per share and the gross proceeds of the offering were $100,000. The units were sold to eleven individuals, seven of whom were believed to be an accredited investor as defined in Rule 501 of Regulation D.
          These units were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The sales of the units were not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
          Each of the investors was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of the units.

     * In June 2002 we entered into an agreement to sell 2,222,222 shares of our common stock to La Jolla Cove Investors, Inc. for gross proceeds of $200,000 which was received in July 2002. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The buyer represented that it was an accredited investor as defined in Rule 501 of Regulation D. It also delivered appropriate investment representations to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Our management afforded the representatives of the buyer the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

          As an addition condition to the transaction with La Jolla Cove Investors, Inc., William D. Yotty, our chief executive officer, a director and 5% shareholder, and Clifford Goehring, a director, entered into a Put and Call Agreement with the La Jolla Cove Investors. The agreement provides that any time during the period from March 27, 2003, through June 27, 2003, La Jolla Cove Investors may put all or a portion of the 2,222,222 shares acquired by it to Messrs. Yotty and Goehring at $0.17 per share; provided, that if at any time prior to June 27, 2003, our common stock sells at a price of over $0.40 per share, La Jolla Cove Investors, upon notice from Messrs. Yotty and Goehring, will use its best efforts to sell up to 500,000 of the shares for a net amount of at least $200,000, in which event the put option shall terminate. The board of directors has agreed to reimburse Mr. Yotty and Mr. Goehring for the out-of-pocket cost of any shares purchased by one or both of them, provided that such shares for which they are so reimbursed are transferred to PayStar Corporation at no additional cost. At any time prior to March 27, 2003, Messrs. Yotty and Goehring have the right to purchase all or a portion of the 2,222,222 shares of La Jolla
          Cove Investors at $0.20 per share; provided, that the exercise of any portion of the put option or the sale by La Jolla Cove Investors of up to 500,000 shares shall terminate the call option of Messrs. Yotty and Goehring.

     * In May 2002 we commenced a $3,000,000 offering of 10% convertible debentures of either nine-month or two-year duration. On or about May 28, 2002, we sold a single nine-month debenture totaling $20,000 to Fred D. Goodman. Management believes the lender was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act. The debenture was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. Mr. Goodman delivered appropriate investment representations to us with respect to this transaction. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. We paid a selling commission of $2,000 to SA, Inc. in connection with this transaction.

     * During the second quarter of 2002, we issued secured promissory notes to a single investor for a total of $247,000. All of the notes, except for $32,000, have been paid in full. Management believes the lender was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act. The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
          Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. He also delivered appropriate investment representations to us with respect to this transaction. The investor represented to us that it was accredited as defined in Rule 501 or Regulation D. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On July 1, 2000, we issued a promissory note to Payphones, Incorporated in connection with the purchase of pay telephones acquired from this entity. The principal amount of the note was $197,500, with interest of 10% per annum. The note was due April 1, 2001, and we are delinquent in the payment of principal and interest on this promissory note. As of September 10, 2002, we owed $197,500 in principal on the note and approximately $42,719 in interest. Management disputes the amount of the note based upon the lack of performance of the pay telephones acquired from Payphones, Incorporated and intends to defend any legal action brought to collect the full amount of the note.

     Beginning third quarter 2001 and through the quarter ended March 31, 2002, PayStar Communications, Inc. and U.S. Cash Exchange, Inc., two of our wholly owned subsidiaries, did not make required payments to the owners of cashless teller machines ("CTMs") and pay telephones. For this period the unpaid amounts due under the CTM agreements totaled $725,000 and the amounts due under the pay telephone agreements totaled $225,000. In addition, we did not make payments totaling approximately $180,000 to the pay telephone site owners during the same periods. None of the amounts owed was paid during the second quarter.

     From approximately March 1999 to August of 2000 we borrowed approximately $2,220,000 from Intermountain Marketing Associates LLC, a Utah limited liability company owned, controlled, and managed by Thomas Howell, one of our 5% shareholders. These loans were due and payable beginning approximately April 2000 through approximately July 2001, and bore interest at 13.35%. In November 2001 we entered into an agreement to settle $848,712 of this debt by having a third party transfer 1,000 pay telephones to Intermountain Marketing Associates. As of the filing date of this report, the pay telephones had not been transferred and the debt was still outstanding. Also in November 2001 we entered into agreements to settle $150,000 of this debt by purchasing and transferring to Intermountain Marketing Associates 100 script ATM machines and to settle approximately $340,000 of this debt by purchasing and transferring 100 Internet kiosks to it. As of the date of the filing of this report, neither the script ATM units nor the Internet kiosks had not been acquired by us and the debt was still outstanding. In a related transaction, we issued 1,000,000 shares of our Series "A" Convertible Preferred Stock to Intermountain Marketing Associates for which we obtained forgiveness of approximately $498,450 in debt owed. At September 10, 2002, we were in default in the amount of $1,837,162 owed to Intermountain Marketing Associates, including an arrearage of approximately $1,363,330 in principal and approximately $473,832 in interest.

     In March 2001 we acquired NCS-Network Communications Solutions, LLC and assumed approximately $383,278 in debt which was owed to NIBG, LLC, a Utah limited liability company owned, controlled, and managed by Michele Howell, the wife of Thomas Howell, one of our 5% shareholders. In November 2001 we entered into an agreement to settle this debt by issuing 550,000 shares of our common stock to NIBG. As of the filing date of this report, the debt was still outstanding. At September 10, 2002, we were in default in the amount of $383,278, including an arrearage of approximately $318,500 in principal and approximately $64,778 in interest.

ITEM 5.  OTHER INFORMATION

     In May 2002, GlobalCash, Inc., a wholly owned subsidiary of PayStar Corporation, entered into an agreement with Worldwide Communications Group to provide a prepaid ATM/debit card to Worldwide's Community Technology Network Project (CTNP). In conjunction with the United States Department of Housing and Urban Development(HUD), the CTNP will bring digital technology and lifelong learning skills to low to moderate income residents living in subsidized housing. The card will allow CTNP participants the opportunity to make purchases of products and services online as well as other ATM benefits.

     On April 3, 2002, we issued a press release announcing a partnership with SousaFone, LLC of Dallas, Texas. The purpose of this transaction was to introduce a new online PIN based prepaid long distance service administered through the Internet. The transaction with this entity was not consummated and we therefore expect no revenue to be generated from this product.

     On May 15, 2002, we issued a press release announcing a funding commitment from The KVI Capital, LLC for the deployment of Internet Transaction Machines in up to 50% of Choice Hotel's 3,200 locations by the end of fiscal 2002. We no longer believe this estimate to be remotely accurate since only five units were installed as of September 10, 2002.

     On June 24, 2002, we issued a press release announcing the appointment of Mr. Sousa as president of GlobalCash, one of our wholly owned subsidiaries. On or about August 20, 2002, Mr. Sousa resigned this position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are filed with this report:

          4.19 Form of 10% Convertible Debenture approved by Board on
May 3, 2002

          10.26 Put and Call Agreement dated June 29, 2002, between Messrs. Yotty and Goehring and La Jolla Cove Investors, Inc.

          99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PayStar Corporation


Date: September 10, 2002      By /s/ William D. Yotty
                                 William D. Yotty, Chief Executive Officer


Date: September 10, 2002      By /s/ Harry T. Martin
                                 Harry T. Martin, Chief Financial Officer
                                 and Principal Accounting Officer

                              CERTIFICATIONS

I, William D. Yotty, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PayStar Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                   /s/ William D. Yotty
                                   William D. Yotty, Chief Executive Officer


I, Harry T. Martin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PayStar Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                   /s/ Harry T. Martin
                                   Harry T. Martin, Chief Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this quarterly report ended before the Effective Date of Rules 13a-14 and 15d-14.