Form 10QSB/A
period 2002-06-30
PAYSTAR CORP
filed 2002-09-17
CIK 1080531

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB/A
                              AMENDMENT NO. 1

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

                                 EXPLANATION

	The purpose of this amendment is to reflect the purchase of approximately 363 cashless teller machines and the issuance of promissory notes to the owners of the machines during the quarter ended June 30, 2002. As a result of the purchases of the machines and the issuance of the notes, the financial statements have been amended and the disclosure in the Management's
Discussion and Analysis has been revised to reflect the transaction.  Finally,
Item 2 of Part II has been amended to include the issuance of the promissory notes without registeration.

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAYSTAR CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 2002
                                        (Unaudited)


                                          ASSETS

Current assets:
     Cash                                                                      $      11,440
     Accounts receivable, net of allowance for doubtful accounts of $185,783         504,584
     Other receivables                                                               112,373
     Inventory                                                                        69,234
                                                                                ------------
          Total current assets                                                       697,631
                                                                                ------------
     Property and equipment, net (Note 4)                                          2,689,973
     Prepaid expenses                                                                215,845
     Software licensing agreement                                                    150,000
     Notes receivable                                                                531,165
     Advance deposits                                                                 23,450
                                                                                ------------
          Total assets                                                         $   4,308,064
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank overdraft                                                            $     147,391
     Accounts payable                                                              4,648,552
     Accrued compensation                                                            957,676
     Other accrued expenses (Note 5)                                               1,223,028
     Customer deposits                                                               117,412
     Accrued interest payable                                                        563,392
     Notes payable (Note 6)                                                          593,243
     Notes payable - related parties (Note 8)                                      1,793,677
     Capital lease payable (Note 9)                                                  581,926
                                                                                ------------
          Total current liabilities                                               10,626,297
                                                                                ------------
     Notes payable to related parties (Note 8)                                        35,021
     Corporate debentures                                                            419,800
     CTM purchase notes (Note 6)                                                     463,797
     Capital lease payable (Note 9)                                                   43,023
                                                                                ------------
          Total liabilities                                                       11,587,938
                                                                                ------------
Commitments and contingent liabilities (Note 9)                                          -

Stockholders' deficit (Notes 7, 10, 12)
     Preferred stock,
          10,000,000 shares authorized at $0.001 par value;
          1,000,000 shares issued and outstanding
     Common stock,
          100,000,000 shares authorized, at $0.001 par value;
          32,164,216 shares issued and outstanding                                    24,394
     Capital in excess of par value                                               13,384,172
     Accumulated deficit                                                         (20,688,440)
                                                                                ------------
          Total stockholders' deficit                                             (7,279,874)
                                                                                ------------
          Total liabilities and stockholders' deficit                          $   4,308,064
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

                                PAYSTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the six months ended June 30, 2002 and 2001
                                            (Unaudited)

                                                                      June 30, 2002   June 30, 2001
                                                                      -------------   -------------
Cash flows from operating activities:
  Net loss                                                            $ (2,736,237)   $   (871,017)

  Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation                                                          360,999          75,836
     Non cash expenses                                                     153,060
     Changes in assets and liabilities:
       Accounts receivable                                                 997,153      (1,475,334)
       Prepaids and other                                                  (17,082)        (10,838)
       Inventory                                                            25,817         709,948
       Accounts payable                                                  1,414,751         723,311
       Other accrued expenses                                             (781,898)
       Accrued compensation                                                541,736
       Customer deposits                                                    75,447
       Accrued interest payable                                             19,624
                                                                       -----------     -----------
          Net cash (used in) provided by operating activities               53,370        (848,094)
                                                                       -----------     -----------
Cash flows from investing activities:

  Purchase of equipment and other assets                                  (276,924)       (210,541)
                                                                       -----------     -----------
          Net cash used in investing activities                           (276,924)       (210,541)
                                                                       -----------     -----------
Cash flows from financing activities:

  Decrease in bank overdraft                                               (64,718)
  Proceeds from issuance of common stock                                   100,000         772,046
  Decrease in notes payable                                                 46,173
  Increase in notes - retaled parties                                      (40,651)
  Decrease in leases payable                                                (3,903)
  Proceeds from issuance of corporate debenture                             20,000
                                                                       -----------     -----------
          Net cash (used in) provided by financing activities               56,901         772,046
                                                                       -----------     -----------
Net decrease in cash and cash equivalents                                 (166,653)       (286,589)

Cash and cash equivalents at beginning of period                           178,093         631,866
                                                                       -----------     -----------
Cash and cash equivalents at the end of period                        $     11,440    $    345,277
                                                                       ===========     ===========


Supplemental disclosure of cash flow information

  Issuance of 915,000 shares common stock for services                                $    366,000
  Issuance of 3,000,000 shares common stock for debt retirement       $    300,000
  ESOP and incentive plan stock issuances of 2,005,000 common stock   $    220,500
  Issuance of 62,500 shares of common stock for services              $     10,000
  Purchase fixed assets with notes payable                            $    518,888

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


3.   GOING CONCERN

     The Company incurred a net loss for the six months ended June 30, 2002 of $2,736,237. Losses incurred in prior years have contributed to a stockholders' deficit of $7,279,874. Further, current liabilities exceed current assets by $9,928,666. Accordingly, there is substantial doubt concerning the Company's ability to continue as a going concern. Management is currently in the process of (1) seeking additional funding, (2) changing its business model, (3) reducing expenses and (4) decreasing human resources. However, there can be no assurances that management's efforts to restore the Company to profitable operations will be successful.


4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 consisted of the following:

     Telecommunications equipment                            $ 1,561,481
     Furniture and fixtures                                    1,473,824
     Software                                                    254,569
     CTM Machines                                                415,243
     Other Non current assets                                    103,645
     Leasehold improvements                                       39,310
                                                              ----------
            Total                                              3,848,072

            Less accumulated depreciation and amortization    (1,158,099)
                                                              ----------
     Property and equipment, net                             $ 2,689,973
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
                                                              ==========

6.   NOTES PAYABLE

     Notes payable at June 30, 2002 consist of the following:

     Unsecured notes payable, interest inputed at 15%;
     due in monthly installments aggregating $9,165;
     term of 5 to 10 years; maturing through 2012            $   518,888
                                                              ----------
     Less amounts due withing one year                           (55,091)
                                                              ----------
     Notes payable due after one year                        $   463,797
                                                              ==========

7.   STOCKHOLDERS' DEFICIT

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

     During March 2001, key employees were issued 415,000 common shares under the Plan as bonuses. On June 13, 2001, key employees were issued 250,000 common shares under the Plan as bonuses. On July 30, 2001, directors were issued 100,000 common shares under the Plan as bonuses. On March 13, 2002, 2,005,000 common

                     PAYSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' DEFICIT (Continued)

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
                                                              ==========

9.   COMMITMENTS AND CONTINGENT LIABILITIES

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

9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

     PayStar Communications, Inc. gave an unconditional guarantee of a loan obtained by Telad International, Inc. in the amount of $500,000. When Telad filed a Chapter 11 petition on October 17, 2001 the bank filed a demand for the $500,000 and later obtained a judgment for this amount. A contingency of $569,386 has been recorded to cover this event.


10.  EXTRAORDINARY ITEMS

     In March 2002, the Company reached agreement with Starling Securities Limited to retire the aggregate amount of principal and interest previously recorded pursuant to a note payable in the amount of $356,811. Accordingly, the gain associated with the debt forgiven has been recognized as an extraordinary item in the financial statements for the six months ended June 30, 2002.


11.  SEGMENT INFORMATION

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

11.  SEGMENT INFORMATION (Continued)

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

12.  SUBSEQUENT EVENT

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

     In an effort to remedy this downturn, we surveyed the CTM business unit owners with three options and/or alternative choices, including the purchase of the units by us through the issuance of either a promissory note or stock, or the transfer of the units to a new managment company. In June 2002 we purchased approximately 202 active CTMs, for which we issued ten-year unsecured promissory notes. We also acquired 147 inactive CTMs for which five-year unsecured notes were issued. Interest has been imputed on the notes at 15% for an aggregate principal amount of $519,000

     As a result of the decreased revenues from the CTM operations, we were unable to pay the required service agreement fees to the CTM owners since approximately September 2001. A number of CTM owners have filed complaints against us, either in court or with regulators. We estimate that the unpaid amount is approximately $725,000.

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

     Our future capital requirements will depend on numerous factors, including:

     *    Ability to succeed in the prepaid ATM/debit cards marketplace.
     *    An increase in placing and managing Internet kiosks.
     *    Greater efficiency of operations.
     *    Increase in the acquisition of CTMs.
     *    Completion of the purchase of the CTMs.

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

     * During the second quarter of 2002, we issued unsecured promissory notes to approximately 52 of the CTM owners for whom we provided management services or from whom we rented the CTMs. We issued five-year promissory notes to the owners of 147 of the inactive CTMs and ten-year promissory notes to the owners of 202 of the active CTMs. Interest has been imputed on the notes at 15% for an aggregate principal balance of $519,000. The five-year notes are payable at the rate of $16.66 per month per machine purchased by us for total monthly payments of $2,449 and the ten-year notes are payable at the rate of $33.33 per month per machine purchased by us for total monthly payments of $6,733. The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The transactions with the CTM owners were not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the CTM owner the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such note issuances.

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

                              PayStar Corporation


Date: September 16, 2002      By /s/ William D. Yotty
                                 William D. Yotty, Chief Executive Officer


Date: September 16, 2002      By /s/ Harry T. Martin
                                 Harry T. Martin, Chief Financial Officer
                                 and Principal Accounting Officer

                              CERTIFICATIONS

I, William D. Yotty, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of PayStar Corporation.

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


                                   /s/ William D. Yotty
                                   William D. Yotty, Chief Executive Officer


I, Harry T. Martin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of PayStar Corporation.

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


                                   /s/ Harry T. Martin
                                   Harry T. Martin, Chief Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB/A have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this quarterly report ended before the Effective Date of Rules 13a-14 and 15d-14.