Form 10QSB
period 2002-09-30
PAYSTAR CORP
filed 2002-11-19
CIK 1080531

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 15, 2002, there were 37,621,438 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PAYSTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                                     $      3,325
   Accounts receivable, net of allowance for doubtful accounts of $185,783       343,443
   Other receivables                                                             135,252
   Inventory                                                                     237,760
                                                                             -----------
     Total current assets                                                        719,780
                                                                             -----------
   Property and equipment, net (Note 4)                                        1,601,751
   Prepaid expenses                                                              182,628
   Software licensing agreement                                                  150,000
   Notes receivable                                                              493,554
   Advance deposits                                                               24,063
                                                                             -----------
     Total assets                                                           $  3,171,776
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft                                                           $    192,924
   Accounts payable                                                            4,723,474
   Accrued compensation                                                        1,228,295
   Other accrued expenses (Note 5)                                             2,273,437
   Customer deposits                                                             117,412
   Accrued interest payable                                                      103,801
   Notes payable (Note 6)                                                        759,090
   Notes payable - related parties (Note 8)                                      125,497
   Capital lease payable (Note 9)                                                552,245
                                                                             -----------
     Total current liabilities                                                10,076,175
                                                                             -----------
   Notes payable to related parties (Note 8)                                      35,021
   Corporate debentures                                                          419,800
   CTM purchase notes (Note 6)                                                   426,904
   Capital lease payable (Note 9)                                                 43,023
                                                                             -----------
     Total liabilities                                                        11,000,923
                                                                             -----------
Commitments and contingent liabilities (Note 9)                                     -

Stockholders' deficit (Notes 7, 10)
   Preferred stock,
     10,000,000 shares authorized at $0.001 par value;
     1,000,000 shares issued and outstanding                                       1,000
   Common stock,
     100,000,000 shares authorized, at $0.001 par value;
     32,321,438 shares issued and outstanding                                     36,421
   Capital in excess of par value                                             17,112,387
   Accumulated deficit                                                       (24,978,955)
                                                                             -----------
     Total stockholders' deficit                                              (7,829,147)
                                                                             -----------
     Total liabilities and stockholders' deficit                            $  3,171,776
                                                                             ===========

   The accompanying notes are an integral part of these financial statements.

                      PAYSTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the three and nine months ended September 30, 2002 and 2001
                                  (Unaudited)

                                                               Three Months                      Nine Months
                                                       September 30,   September 30,     September 30,   September 30,
                                                           2002            2001              2002            2001
                                                       ------------    ------------      ------------    ------------
Revenues                                              $     127,899   $   4,169,191     $   1,629,826   $  12,627,164
Cost of sales and services                                1,044,903       3,479,192         1,769,321       8,910,434
                                                       ------------    ------------      ------------    ------------
     Gross profit                                          (917,004)        689,999          (139,495)      3,716,730
                                                       ------------    ------------      ------------    ------------
Other expenses:
   General and administrative                               703,633       3,478,784         2,960,644       6,676,772
   Depreciation                                              55,958         147,899           416,957         224,352
   Interest expense                                         332,200         104,285           671,160         309,172
   Sales expenses                                            13,858         255,843            74,025         936,737
                                                       ------------    ------------      ------------    ------------
     Total other expenses                                 1,105,648       3,986,811         4,122,786       8,147,033
                                                       ------------    ------------      ------------    ------------
Operating loss                                           (2,022,652)     (3,296,812)       (4,262,281)     (4,430,303)
                                                       ------------    ------------      ------------    ------------
Other income (loss)
   Other income (loss)                                     (104,884)        178,339          (669,240)         82,581
   Write down of subsidiary company                        (656,000)           -             (656,000)           -
   Equipment disposal                                    (1,507,077)           -           (1,507,077)           -
                                                       ------------    ------------      ------------    ------------
     Total other income (loss)                           (2,267,962)        178,339        (2,832,317)         82,581

Net loss before income taxes and extraordinary items     (4,290,613)     (3,118,473)       (7,094,598)     (4,347,722)
                                                       ------------    ------------      ------------    ------------
Extraordinary gain                                             -               -               68,048            -
                                                       ------------    ------------      ------------    ------------
Net loss before income taxes                             (4,290,613)     (3,118,473)       (7,026,550)     (4,347,722)
                                                       ------------    ------------      ------------    ------------
Income taxes                                                    (98)           -                  202            -
                                                       ------------    ------------      ------------    ------------
Net loss                                              $  (4,290,515)  $  (3,118,473)    $  (7,026,752)  $  (4,347,722)
                                                       ============    ============      ============    ============


Basic loss per common share:                          $       (0.13)  $       (0.27)    $       (0.22)  $       (0.45)
                                                       ============    ============      ============    ============
Shares used in the calculation of
 basic loss per common share                             32,574,250      11,622,795        32,574,250       9,676,204

   The accompanying notes are an integral part of these financial statements.

                      PAYSTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
                                  (Unaudited)

                                                                           September 30,     September 30,
                                                                               2002              2001
                                                                           ------------      ------------
Cash flows from operating activities:
   Net loss                                                                $ (7,026,752)    $ (4,347,722)

   Adjustments to reconcile net loss to net cash used in operating activities

    Depreciation                                                                416,957          172,231
    Non cash expenses                                                         3,407,336        2,390,287
    Changes in assets and liabilities:
      Accounts receivable                                                     1,173,026       (7,189,969)
      Prepaids and other                                                         15,522          (20,885)
      Notes Receivable                                                                            23,446
      Inventory                                                                  26,103         (201,389)
      Accounts payable                                                        1,502,133        7,424,930
      Other accrued expenses                                                   (820,711)         767,725
      Taxes Payable                                                                               53,934
      Accrued compensation                                                      812,355
      Customer deposits                                                          75,447        1,449,653
      Deferred Revenue                                                                          (164,710)
      Software Licensing Agreements                                                             (150,000)
      Accrued interest payable                                                   49,032
                                                                            -----------      -----------
        Net cash (used in) provided by operating activities                    (369,552)         207,531
                                                                            -----------      -----------
Cash flows from investing activities:
   Purchase of equipment and other assets                                       (48,114)      (1,565,394)
                                                                            -----------      -----------
        Net cash used in investing activities                                   (48,114)      (1,565,394)
                                                                            -----------      -----------
Cash flows from financing activities:
   Decrease in bank overdraft                                                   (19,185)          25,689
   Proceeds from issuance of common stock                                       300,000          387,696
   Decrease in notes payable                                                    (32,353)          63,403
   Increase in notes - retaled parties                                            8,020
   Decrease in leases payable                                                   (33,584)        (100,582)
   Proceeds from issuance of corporate debenture                                 20,000          352,000
                                                                            -----------      -----------
        Net cash (used in) provided by financing activities                     242,898          728,206
                                                                            -----------      -----------
Net decrease in cash and cash equivalents                                      (174,768)        (629,657)
                                                                            -----------      -----------
Cash and cash equivalents at beginning of period                                178,093          629,657
                                                                            -----------      -----------
Cash and cash equivalents at the end of period                             $      3,325     $      -
                                                                            ===========      ===========
Supplemental disclosure of cash flow information

   Issuance of 915,000 shares common stock for services                                     $    366,000
   Issuance of 3,000,000 shares common stock for debt retirement           $    300,000
   ESOP and incentive plan stock issuances of 2,005,000 common stock       $    220,500
   Issuance of 62,500 shares of common stock for services                  $     10,000
   Purchase fixed asset with notes payable                                 $    513,285
   Purchase fixed asset with stock, to be issued                           $    664,000
   Inventory adjustment                                                    $    610,697
   Fixed asset write off                                                   $    687,945
   Notes assume for interest debt forgiven                                 $    160,000
   Issurance of 6,519,730,000 shares common stock for debt retirement      $  2,675,572
   Issurance of 1,600,000 shares common stock for subsidiary acquisition   $    656,000
   Issurance of 1,585,000 shares of common stock for services              $    170,650
   ESOP and incentive plan stock issuances of 350,000 shares common stock  $     31,150

   The accompanying notes are an integral part of these financial statements.

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated balance sheet as of September 30, 2002, the consolidated statement of operations for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in PayStar's (the "Company's") Annual Report for the twelve months ended December 31, 2001 on Form 10-KSB. In the opinion of Management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

     Effective December 11, 2000, the Company completed the purchase of the assets of PAIDCard.net, Inc., by the issuance of 480,000 shares of common stock and 400,000 Class A Warrants. Goodwill of $646,885, assets of $32,989 and liabilities of $25,874 were recorded from the purchase. In addition, 85,000 shares and 85,000 warrants were issued to satisfy $170,000 of outstanding debt to Paidcard.net, Inc. This business

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ceased operations during 2001. Results of operations of the subsidiary have been included in the consolidated statement of operations from the date of purchase to the cessation of operations.

     Effective January 1, 2001, the Company completed the purchase of the assets of NCS, Inc., by the issuance of 150,000 shares of common stock and 150,000 Class A Warrants, and the assumption of debt and accrued interest of $383,278 due during the coming year, including interest at 13.25%. Goodwill of $687,288 and assets of $33,540 were recorded from the purchase. This business ceased operations as of May 31, 2002. Results of operations of the subsidiary have been included in the consolidated statement of operations from the date of purchase to the cessation of operations.

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

     Recent Accounting Developments

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations: and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The Company adopted FAS 141 and 142 with respect to existing goodwill on January 1, 2002. Management believes the adoption of these Statements will not have a significant impact on the Company's financial positions, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143") "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Asset retirement obligations will be initially measured at fair value. These obligations will be discounted and accretion expense will be recognized using the credit adjusted risk-free interest rate. The Company adopted FAS 143 on January 1, 2003. The Company is assessing the impact FAS 143 will have on its financial statements.

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes previous statements related to impairment. The requirements to allocate goodwill to long-lived assets to be tested for impairment is eliminated. A primary asset approach to determine a cash flow estimation period is established. The Company adopted FAS 144 on January 1, 2002. The Company is assessing the impact FAS 144 will have on its financial statements.

2.   LOSS PER SHARE

     Earnings per share for all periods presented in the Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share includes the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the nine month periods ended September 30, 2002 and September 30, 2001 the exercise price exceeded the market price of all stock options and there was no dilution.

3.   GOING CONCERN

     The Company incurred a net loss for the nine months ended September 30, 2002 of $7,026,752. Losses incurred in prior years have contributed to a stockholders' deficit of $7,829,147. Further, current liabilities exceed current assets by $9,356,395. Accordingly, there is substantial doubt concerning the Company's ability to continue as a going concern. Management is currently in the process of (1) seeking additional funding, (2) changing its business model, (3) reducing expenses and (4) decreasing human resources. However, there can be no assurances that management's efforts to restore the Company to profitable operations will be successful.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2002 consisted of the following:

     Telecommunications equipment                            $    83,409
     Furniture and fixtures                                    1,473,824
     Software                                                    254,569
     CTM Machines                                                174,569
     Leasehold improvements                                       39,310
                                                              ----------
            Total                                              2,025,681

            Less accumulated depreciation and amortization      (423,930)
                                                              ----------
     Property and equipment, net                             $ 1,601,751
                                                              ==========

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   OTHER ACCRUED EXPENSES

     The accrued expense liability at September 30, 2002 consisted of the following:

     Unearned revenue                                        $   419,812
     Centennial/Telad (see Note 9)                               569,387
     Unit purchase deposits                                      130,238
     Liability for equipment purchase                            490,000
     Common Stock Subscribed                                     664,000
                                                              ----------
          Total other accrued expenses                       $ 2,273,437
                                                              ==========

6.   NOTES PAYABLE

     Notes payable at September 30, 2002 consist of the following:

     Unsecured notes payable, interest inputed at 15%;
     due in monthly installments aggregating $9,165;
     term of 5 to 10 years; maturing through 2012            $   481,994

     Unsecured ntoes payable, due within current year;
     various interest rates                                      704,000
                                                              ----------
          Total notes payable                                  1,185,994

          Less amounts due withing one year                     (759,090)
                                                              ----------
     Notes payable due after one year                        $   426,904
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

     share and 225,000 at $2.00 per share. All of the options can be exercised at any time. For the year ended December 31, 2001, as of the date the options were granted, the fair value of the Company's common stock was considered by management to be less than the option price per share; therefore, no value was assigned to the options granted.

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

     During March 2001, key employees were issued 415,000 common shares under the Plan as bonuses. On June 13, 2001, key employees were issued 250,000 common shares under the Plan as bonuses. On July 30, 2001, directors were issued 100,000 common shares under the Plan as bonuses. On March 13, 2002, 2,005,000 common shares were issued under the Plan as bonuses to employees and to key independent contractors.
     On September 4, 2002 1,310,000 shares of common stock were issued under the Plan as bonuses to employees and key Independent contractors.

8.   RELATED PARTY TRANSACTIONS

     Notes payable to related parties at September 30, 2002 consist of the following:

     Notes payable to related parties; due on demand;
     non-interest bearing                                    $   114,865

     Notes payable to shareholders; unsecured; due in
     monthly installments of $3,600 including interest
     at the bank's prime rate plus 3.25% (7.75% at
     September 30, 2002).                                         45,653
                                                              ----------
          Total                                                  160,518

          Less amount due within one year                       (125,497)
                                                              ----------
     Notes payable to related parties due after one year     $    35,021
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

     In connection with a certain software licensing agreement, the Company had commitments to purchase inventory, of which a portion remains unpurchased at September 30, 2002. As a result, the Company may be required to invest funds in excess inventory, or sell the excess inventory, perhaps at a loss. Under the agreement, the Company has been given a discount on the purchase price of the inventory. Failure to purchase the remaining inventory could cause a termination of the entire licensing agreement. The Company has indicated that the licensor remains flexible and has not terminated the contract as of the date of this report.

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

10.  EXTRAORDINARY ITEMS

     In March 2002, the Company reached agreement with Starling
     Securities Limited to retire the aggregate amount of principal and interest previously recorded pursuant to a note payable.
     Accordingly, the gain associated with the debt forgiven has been recognized as an extraordinary item in the financial statements for the nine months ended September 30, 2002.

11.  SEGMENT INFORMATION

     Segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary accounting policies.


                                   For the quarter ended, September 30, 2002

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing     $    -         $   79,988        $ (79,988)
          Scrip machine sales
            and servicing            43,024         723,985         (680,961)
          Switch sales and
            servicing                73,080         198,440         (125,360)
          Other                      11,795          42,490          (30,695)
                                   --------       ---------         --------
               TOTAL              $ 127,899      $1,044,903        $(917,004)
                                   ========       =========         ========

                    PAYSTAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SEGMENT INFORMATION (Continued)

                                  For the nine months ended, September 30, 2002

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $  331,974      $  325,465        $ (13,491)
          Scrip machine sales
            and servicing           631,706         775,611         (143,905)
          Switch sales and
            servicing               482,036         376,447          105,589
          Other                     184,110         271,798          (87,688)
                                  ---------       ---------         --------
               TOTAL             $1,629,826      $1,769,321        $(139,495)
                                  =========       =========         ========


                                   For the quarter ended, September 30, 2001

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $ 1,466,875     $ 1,788,723      $  (321,848)
          Scrip machine sales
            and servicing          1,110,472         864,499          245,973
          Switch sales and
            servicing                480,433         (33,023)         513,456
          Other                    1,111,411         858,993          252,418
                                  ----------      ----------       ----------
               TOTAL             $ 4,169,191     $ 3,479,192      $   689,999
                                  ==========      ==========       ==========


                                  For the nine months ended, September 30, 2001

                                   Revenue      Cost of Sales     Gross Profit
                                  ---------     -------------     ------------
          Telephone servicing    $ 4,222,070     $ 4,694,261      $  (472,191)
          Scrip machine sales
            and servicing          4,954,013       2,873,344        2,080,669
          Switch sales and
            servicing              2,213,151         436,799        1,776,352
          Other                    1,237,930         906,030          331,900
                                  ----------      ----------       ----------
               TOTAL             $12,627,164     $ 8,910,434      $ 3,716,730
                                  ==========      ==========       ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

     The third quarter 2002 was a continuation of our paradigm shift from legacy products such as payphones and cashless ATMs, to a Virtual Global Network (VGN) of enabling devices. Our VGN is divided into three business units:

     *    Cashless Teller Machines (CTMs)
     * Wholesale carrier services, switch equipment and software application; and
     *    Prepaid ATM/debit card services

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

     A similar situation arose in our CTM management business unit. The market place experienced an increase in cash dispensing ATMs, which affected our business model. This lead to a situation in which approximately a third of all CTMs under management were located at non-performing or under- performing locations.

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

     These options were initially disclosed to the CTM owners in January 2002 and the process will not be completed until a registration statement filed with the Securities and Exchange Commission and state securities agencies is declared effective. We anticipate filing a registration statement in January 2003.

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

FACTORS AFFECTING OPERATIONS

     Revenues. Historically we have derived our revenues from the following sources: (1) payphone coin and non-coin sources, (2) wholesale of CTMs,
(3) residual income from CTM
management, (4) sale of switch hardware and software, and (5) monthly switch maintenance and service fees.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     The nine-month year-to-date consolidated revenues decreased by 87% or $10,997,000 when comparing September 30, 2002 to September 30, 2001. Revenue from the (a) payphone subsidiary decreased $3,805,000, (b) CTM subsidiary decreased $4,349,000,
(c) SHS division decreased $1,921,000 and (d) Prepaid division decreased $982,000. The remainder of the revenue, an increase of $60,000, was derived from acquisitions that were made in 2001.

     The nine-month year-to-date consolidated cost of sales and services increased as a percentage of sales from 70% to 109% when comparing September 30, 2002 to September 30, 2001. This is due to (1) a substantial decrease in revenue in the third quarter of 2002, (2) a loss attributed to the sale of CTMs and (3) the write down of CTMs to agree with the physical inventory.

     Our sales and general and administrative costs decreased for the nine-month period ending September 30, 2002, as compared to September 30, 2001, by 60% or $4,579,000. The factors attributed to this decrease are (a) cut back in personnel which resulted in a reduction of salary expense, $1,325,000, (b) less acquisition activity and fewer investment sales resulted in the drop of professional fees, $2,268,000, (c) not as many stock grants, $145,000 (d) no sales of CTMs which resulted in a drop in sales commissions, $505,000 and (e) the balance from travel and entertainment, and office expense.

     With the addition of payphone assets, acquired through acquisitions throughout 2001 and the purchase of a switch, the depreciation expense increased by $193,000 when comparing year-to-date September 30, 2002 to September 30, 2001.

     The nine-month year-to-date "other income (loss)" reflected an increase of $2,915,000 when comparing year-to-date September 30, 2002 to September 30, 2001. The losses are attributed to (1) $1,507,000 in telephone equipment written off, due to being lost or stolen, (2) $656,000 from the closure of a company, (3) $670,000 in the booking of a judgment and the balance attributed to miscellaneous write-offs.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002 we had $3,325 in cash. Our operating activities generated a negative cash flow of $369,552 as of September 30, 2002. The cash used from investing activities of $48,114 was used for the purchase of equipment and other assets. Our financing activities provided cash of $242,898 as of September 30, 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     XSource

     On August 28, 2002, a complaint was filed by XSource Corporation, a Delaware corporation, in the State of California, in the Los Angeles County Superior Court (Case No. BC280568), against PayStar Corporation and PayStar InfoStations, Inc. in connection with the alleged breach of the agreement dated December 21, 2001, with XSource for the sale of Get2Net Corporation, the wholly owned subsidiary of XSource, to PayStar InfoStations. On or about October 3, 2002, PayStar Corporation and PayStar InfoStations, Inc. filed an answer to the complaint and filed a cross-complaint against XSource which alleges that XSource breached certain representations and warranties in the agreement. PayStar alleges that (i) the property and equipment owned or leased by Get2Net was not suitable for the uses to which it was customarily put, (ii) numerous material disputes existed between Get2Net and its customers and suppliers leading to the termination of such business relationships, either before or after the signing of the agreement.

     Tasq

     In connection with the judgment granted to Tasq Technology, Inc. against PayStar Communications, Inc. and U.S. Cash Exchange, Inc., Tasq filed a Notice of Entry of Judgment dated October 28, 2002, in the amount of $44,941, which represented the balance of the amount owed to Tasq after payments by PayStar under the original judgment. PayStar has been unable to pay the agreed $3,000 monthly payments which was agreed to by the parties following the granting of the original judgment. Management believes that Tasq will attempt to enforce the full amount of this judgment.

     In regard to the judgment granted against PayStar Corporation and PayStar Communications, Inc., PayStar is attempting to have PayStar Corporation removed from the judgment and intends to file appropriate legal papers to do so. The judgment incorrectly identified the debtor as "PayStar Communications, Inc. aka PayStar Corporation." PayStar Communications, Inc. is a wholly owned subsidiary of PayStar Corporation and is not simply an alternate name for PayStar Communications, Inc. Management has not assessed the likelihood of success in removing PayStar Corporation from the judgment.

     Chauffe Family Leasing

     In the case filed by Chauffe Family Leasing, LLC, the court denied PayStar's request for change of venue. In October 2002, PayStar filed an answer in this action.

     Twilight Resources

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

     Allred and Bohanon

     On October 29, 2002, a complaint was filed by Keith Allred and Helen
J. Bohanon against PayStar Corporation, William D. Yotty, and Harry Martin. The complaint was filed in the Superior Court of the State of California, San Joaquin County (Case No. CV 019012). Plaintiffs allege that in or about April and May 2000, the entered into promissory notes for $80,000 each with Intermountain Marketing Associates LLC. In January and March 2001, each of the plaintiffs respectively transferred the promissory note to PayStar and PayStar agreed to assume repayment of the notes on or before April 1 ,2001. In approximately January 2002, PayStar ceased payment of the interest on the notes and had not repaid the principal amounts due. Plaintiffs are seeking repayment of the amounts due on the notes and alleging that PayStar has breached the agreement to repay such amounts. They are also alleging that PayStar, Mr. Yotty and Mr. Martin made false and misleading representations to the Plaintiffs in regard to repayment of the notes.

     Bunol

     On September 6, 2002, a Petition for Damages and Recision of Contract was filed by Robert J. Bunol, Sr. and Rose Anna Bunol against U.S. Cash Exchange, Inc. and PayStar Communications, Inc. This action was filed in the 22nd Judicial District Court of the Parish of St. Tammany in the State of Louisiana (Case No. 2002-14479E). The plaintiffs are the owners of 20 ATM script machines that are managed by U.S. Cash Exchange. Payments on the machines by U.S. Cash Exchange ceased in October 2001 and the plaintiffs notified the defendants of the default in December 2001. The plaintiffs are seeking back rental for the machines at the rate of $43.50 per month for each machine, termination of the contract with U.S. Cash Exchange, control of the machines damages for pain and suffering. A hearing is scheduled for December 2, 2002, to determine whether PayStar Communications is a proper party to the suit and whether Louisiana is the proper venue for the action.

     T&C Management

     In September 2002 T&C Management, the general partner of California Phones Ltd. No. 0 through 12, and 14 through 16, and Ken Cheatham, Don Truman, and Chuch Truman, entered into a mutual release and settlement agreement with PayStar Corporation, PayStar Communications, Inc.,
Intermountain Marketing Associates, LLC, William D. Yotty,

Communication Management Services, Inc., Kenneth Deisz, Chuck Jones, and Thomas Howell. This settlement was in connection with the case filed by T&C Management against PayStar Corporation and others (Orange County, California, Superior Court, Case No. 02CC04136) and the cross-complaint filed in connection with such action. The settlement provides as follows:

     * PayStar Corporation will deliver 2,501,853 restricted shares in accordance with the terms of the Asset Purchase and Debt Settlement Agreement among the parties.
     * That certain assets identified in each of the Asset Purchase Agreements involving the parties will continue to be owned by the plaintiff and its assignors, except for dial aroung compensation. These assets include the End User Common Line charge refunds, Public Access Line "PAL" charge refund, and the Universal Service Fund fee refund as provided in the Asset Purchase Agreements.
     * Don Truman and Ken Cheatham will continue to be indemnified and held harmless form any liabilities.

     Upon performance of these items, the parties will execute and file a request for dismissal of the lawsuit. The settlement also provides for mutual releases of the parties.

     Network Enhanced Technologies

     On October 7, 2002, Network Enhanced Technologies, Inc. filed a complaint aginast SHS Communications, Inc. and PayStar SHS Communications. The complaint was filed in the Los Angeles County, California, Superior Court (Case No. 8C282844). In July 2001 the plaintiff and defendant entered into a contract by which the defendant agreed to provide certain computer hardware and software for a pre-paid phone card platform for the plaintiff. Payment was due upon final testing and installation of the products. The plaintiff alleges that defendants failed to provide the requested services in that numerous problems arose with the implementation of the pre-paid phone cards. As a result, the plaintiff alleges it has lost customers, business, and goodwill, and has been required to purchase other equipment. Plaintiff alleges that these actions constitute a breach of contract by the defendants. Plaintiff also alleges that defendants made certain misrepresentations and omitted material facts in connection with the contract and that as a result of these misrepresentations, defendant has been damaged in a sum not less than $7,000,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2002, the following securities were sold by us without registering the securities under the Securities
Act:

     * We issued 100,000 shares to Bruce E. Grogg for consulting services. We also granted him piggyback registration rights in connection with these shares. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The issuance of the shares was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Grogg was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the issuance of the shares to Mr. Grogg.

     * We issued 100,000 shares to Mark Ehrlich for consulting services. We also granted him piggyback registration rights in connection with these shares. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. The issuance of the shares was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Ehrlich was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the issuance of the shares to Mr. Ehrlich.

     * On September 17, 2002, the board authorized the issuance of five-year promissory notes and ten-year promissory notes to a total of approximately 54 CTM owners who agreed to transfer their ownership interest in the CTMs to PayStar. The five-year promissory notes are for the principal amount of $1,000 and are payable at the rate of $16.66 per month. The ten-year promissory notes are for the principal amount of $4,000 and are payable at the rate of $33.33 per month.

     *    In connection with the Special Agent Agreement dated May 14,
          2002, with Worldwide Financial Services Group, Co., we issued warrants to Worldwide to purchase up to 1,000,000 shares of our common stock. The warrants vest and become exercisable as follows: (i) The first 250,000 warrants vest immediately; (ii) the second 250,000 warrants did not vest because Worldwide did not enroll 25,000 persons to bankcard accounts on or before November 14, 2002 as required in the agreement; (iii) the third 250,000 warrants vest on February 14, 2003, so long as Worldwide has enrolled, since the commencement date of the agreement, an aggregate of 50,000 persons to bankcard accounts on or before February 14, 2003; and (iv) the fourth 250,000 warrants vest on May 14, 2003, so long as Worldwide has enrolled, since the commencement date of the agreement, an aggregate of 100,000 persons to bankcard accounts on or before May 14, 2003. The first 250,000 warrants are exercisable at $0.10 per share; the second 250,000 are exercisable at $0.15 per share; the third
          250,000 are exercisable at $0.20 per share; and the fourth
          250,000 are exercisable at $0.25 per share. The warrants expire immediately upon expiration or termination of the agreement. Management believes that Worldwide was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act.
          The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. Worldwide also delivered appropriate investment representations to us with respect to this transaction. The investor represented to us that it was accredited as defined in Rule 501 or Regulation D. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

     * Also in connection with the Special Agent Agreement dated May 14, 2002, with Worldwide Financial Services Group, Co., we issued warrants to Louis C. Simpson to purchase up to 1,000,000 shares of our common stock. The warrants have vested and are exercisable at $0.10 per share. The warrants expire immediately upon expiration or termination of the agreement. Management believes that Mr. Simpson was an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act. The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. Mr. Simpson also delivered appropriate investment representations to us with respect to this transaction. The investor represented to us that he was accredited as defined in Rule 501 or Regulation D. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded the investor the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

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

     Beginning third quarter 2001 and through the quarter ended March 31, 2002, PayStar Communications, Inc. and U.S. Cash Exchange, Inc., two of our wholly owned subsidiaries, did not make required payments to the owners of cashless teller machines ("CTMs") and pay telephones. For this period the unpaid amounts due under the CTM agreements totaled $725,000 and the amounts due under the pay telephone agreements totaled $225,000. In addition, we did not make payments totaling approximately $180,000 to the pay telephone site owners during the same periods. None of the amounts owed was paid during the third quarter ended September 30, 2002.

     From approximately March 1999 to August of 2000 we borrowed approximately $2,220,000 from Intermountain Marketing Associates LLC, a Utah limited liability company owned, controlled, and managed by Thomas Howell, one of our 5% shareholders. These loans were due and payable beginning approximately April 2000 through approximately July 2001, and bore interest at 13.35%. In November 2001 we entered into an agreement to settle $848,712 of this debt by having a third party transfer 1,000 pay telephones to Intermountain Marketing Associates. Also in November 2001 we entered into agreements to settle $150,000 of this debt by purchasing and transferring to Intermountain Marketing Associates 100 script ATM machines and to settle approximately $340,000 of this debt by purchasing and transferring 100 Internet kiosks to it. In a related transaction, we issued 1,000,000 shares of our Series "A" Convertible Preferred Stock to Intermountain Marketing Associates for which we obtained forgiveness of approximately $498,450 in debt owed. In September 2002 we entered into a settlement agreement with T&C Management which we believe will allow us to consummate the various transactions to settle the amounts owned to Intermountain Marketing Associates in accordance with the November 2001 agreement.

     In March 2001 we acquired NCS-Network Communications Solutions, LLC and assumed approximately $383,278 in debt which was owed to NIBG, LLC, a Utah limited liability company owned, controlled, and managed by Michele Howell, the wife of Thomas Howell, one of our 5% shareholders. In November 2001 we entered into an agreement to settle this debt by issuing 550,000 shares of our common stock to NIBG. In September 2002 we entered into a settlement agreement with T&C Management which we believe will allow us to consummate the various transactions to settle the amounts owned to Intermountain Marketing Associates in accordance with the November 2001 agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are filed with this report:

          99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K. On September 27, 2002, the Company filed a current report on Form 8-K dated September 17, 2002, and disclosed the election of Barbara Thomas and Vice-President of Operations under Item 5.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PayStar Corporation


Date: November 19, 2002            By /s/ William D. Yotty
                                      William D. Yotty, Chief Executive Officer

Date: November 19, 2002            By /s/ Harry T. Martin
                                      Harry T. Martin, Chief Financial Officer
                                      and Principal Accounting Officer

                              CERTIFICATIONS

I, William D. Yotty, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of PayStar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
                              /s/ William D. Yotty
                              William D. Yotty, CEO

I, Harry T. Martin, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of PayStar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
                              /s/ Harry T. Martin
                              Harry T. Martin, Chief Financial Officer